Form 10-Q
period 2004-09-30
ECOST COM INC
filed 2004-11-15
CIK 1287503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

 for the transition period from __________ to __________

Commission File Number: 0-25790

eCOST.COM, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0843777
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2555 West 190th Street, Suite 106

 Torrance, CA 90504

 (address of principal executive offices)

(310) 225-4044

 (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)

of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

There were 17,465,000 outstanding shares of common stock at November 12, 2004.

eCOST.COM, INC.

 PART I - FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

 eCOST.COM, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2004 (unaudited)	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$19,738	$-
Accounts receivable, net of allowance for doubtful accounts of $84 and $50 at September 30, 2004 and December 31, 2003, respectively	3,276	2,044
Inventories	1,526	1,199
Prepaid expenses and other current assets	294	51
Deferred income taxes	155	155
Receivable from the Parent (Note 5)	-	30,676
Total current assets	24,989	34,125

Property and equipment, net	219	125
Due from Affiliate, net	-	991
Deferred income taxes	4,741	4,206
Other assets	107	29
Total assets	$30,056	$39,476
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,622	$1,678
Accrued expenses and other current liabilities	2,358	1,738
Deferred revenue	1,712	1,345
Net advances from Affiliate	3,300	-
Line of credit (Note 5)	-	30,676
Total current liabilities	8,992	35,437

Total liabilities	8,992	35,437

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 and 0 shares authorized, respectively; none issued and outstanding	-	-
Common stock, $.001 par value; 20,000,000 shares authorized; 17,465,000 and 14,000,000 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	17	14
Additional paid-in capital	33,442	16,598
Deferred non-cash stock-based compensation	(1,458)	-
Capital contribution due from Affiliate	-	(2,543)
Retained earnings (accumulated deficit)	(10,937)	(10,030)
Total stockholders' equity	21,064	4,039
	$30,056	$39,476

See notes to condensed financial statements.

eCOST.COM, INC.

CONDENSED STATEMENT OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$43,397	$25,519	$120,389	$73,323
Cost of goods sold (Note 6)	39,294	22,940	109,055	65,867
Gross profit	4,103	2,579	11,334	7,456
Selling, general and administrative expenses:
Selling, general and administrative expenses (Note 6)	4,240	2,327	11,402	6,657
Non-cash stock-based compensation	1,287	-	1,381	-
Total selling, general and administrative expenses	5,527	2,327	12,783	6,657

Income (loss) from operations	(1,424)	252	(1,449)	799

Interest (income) expense	(7)	-	(7)	76
Interest expense - PC Mall commercial line of credit (Note 5)	304	363	1,264	951
Interest income - PC Mall commercial line of credit (Note 5)	(304)	(363)	(1,264)	(951)
Income (loss) before income taxes	(1,417)	252	(1,442)	723
Provision (benefit) for income taxes	(525)	-	(535)	-
Net income (loss)	$(892)	$252	$(907)	$723

Earnings per share:
Basic	$(0.06)	$0.02	$(0.06)	$0.05
Diluted	$(0.06)	$0.02	$(0.06)	$0.05
Weighted average shares outstanding:
Basic	15,155	14,000	14,385	14,000
Diluted	15,155	14,465	14,385	14,448

See notes to condensed financial statements.

eCOST.COM, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

(unaudited, in thousands)

	Common shares		Additional Paid-in Capital	Deferred Non-Cash Stock-Based Compensation	Capital Contribution Due from Affiliate	Accumulated Deficit	Total
	Outstanding	Authorized
Balance at December 31, 2003	14,000	14	$ 16,598	$ -	$ (2,543)	$ (10,030)	$ 4,039
Issuance of common stock in connection with initial public offering, net of offering costs	3,465	3	16,548	-	-	-	16,551
Compensatory stock option grant	-	-	2,000	(2000)	-	-	-
Amortization of deferred non-cash stock-based compensation	-	-	-	542	-	-	542
Non-cash stock-based compensation	-		839	-	-	-	839
Dividend to Affiliate	-	-	(2,543)	-	2,543	-	-
Net loss	-	-	-	-	-	(907)	(907)
Balance at September 30, 2004	17,465	17	$ 33,442	$ (1,458)	$ -	$ (10,937)	$ 21,064

See notes to condensed financial statements.

eCOST.COM, INC.

CONDENSED STATEMENT OF CASH FLOWS

(unaudited, in thousands)

	For the nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(907)	$723
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	31	47
Deferred income taxes	(535)	-
Non-cash stock-based compensation	1,381	-
Changes in operating assets and liabilities:
Accounts receivable	(1,232)	(479)
Inventories	(327)	(482)
Prepaid expenses and other current assets	(243)	11
Other assets	(78)	-
Accounts payable	(322)	1,429
Accrued expenses and other current liabilities	165	17
Deferred revenue	367	540
Total adjustments	(793)	1,083

Net cash (used in) provided by operating activities	(1,700)	1,806

Cash flows from investing activities:
Purchases of property and equipment	(125)	(1)

Net cash used in investing activities	(125)	(1)

Cash flows from financing activities:
Capital contribution from Affiliate	-	18,000
Net proceeds from initial public offering	18,690	-
Book overdraft	266	47
Net advances from (repayment to) Affiliate	4,291	(17,309)
Payments for initial public offering costs	(1,684)	-
Capital contribution due from Affiliate	-	(2,543)
Net cash provided by (used in) financing activities	21,563	(1,805)

Net increase in cash and cash equivalents	19,738	-
Cash and cash equivalents:
Beginning of period	-	-
End of Period	$19,738	$-

See notes to condensed financial statements.

eCOST.COM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share data)

1. Basis of Presentation

eCOST.com, Inc. (the "Company") was formed on February 25, 1999 as a wholly-owned subsidiary of PC Mall, Inc. (formerly Creative Computers, Inc.) (the "Parent"). For purposes of these financial statements and related notes, the Parent and its wholly-owned subsidiaries excluding the Company will collectively be referred to as an "Affiliate." The Company operates in a single business segment and sells its products principally to customers in the United States. The Company is a multi-category online discount retailer of new, "close-out" and refurbished brand-name merchandise. The Company offers products in nine merchandise categories, including computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games, travel and licensed sports apparel and memorabilia. The Company markets to a broad range of consumer and small business customers through two shopping formats: every day low price and the Company's proprietary Bargain Countdown™. This combination of shopping formats helps attract value-conscious customers looking for high quality products at low prices to its eCOST.com website. The Company also provides rapid response customer service utilizing its hybrid fulfillment model from a strategically located distribution center operated by an Affiliate and third party fulfillment partners, as well as customer support from online and on-call sales representatives.

The Company has operated as a reporting segment of the Parent's business since April 1999. In September 2004, the Company completed an initial public offering ("IPO") of 3,465,000 shares of the Company's common stock, leaving the Parent with ownership of approximately 80.2% of the outstanding shares of the Company's common stock. The Parent has advised the Company that the Parent intends to distribute its remaining ownership interest in the Company to its common stockholders. The Company refers to this as the "distribution" or the "spin-off." The Parent expects the distribution to take the form of a spin-off by means of a special dividend to its common stockholders of all of the Company’s common stock owned by the Parent approximately six months after the Company’s completed IPO. Completion of the distribution is contingent upon the satisfaction or waiver of a variety of conditions described in the Company's Registration Statement on Form S-1, including the receipt of a favorable opinion of the Parent’s tax counsel as to the tax-free nature of the distribution for U.S. federal income tax purposes. The distribution may not occur by the contemplated time or may not occur at all.

The Company's interim financial statements have been derived from the consolidated financial statements and accounting records of the Parent, in which the Company has been reported as a separate segment, using the historical results of operations, and historical basis of assets and liabilities of its business. The statements of operations include expense allocations for certain corporate functions historically provided to us by an Affiliate, including administrative services (accounting, human resources, tax services, legal and treasury), inventory management and order fulfillment, credit card processing, information systems operation and administration, advertising services, and use of office space. These allocations were made on a specifically identifiable basis or using the relative percentages, as compared to the Parent's other businesses, of net sales, payroll, net cost of goods sold, square footage, headcount or other methods. The Company has not made a determination of whether these expenses are comparable to those it could have obtained from an unrelated third party. The Company's expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the statements of operations. Additionally, the Parent uses a centralized approach to cash management and the financing of its operations with all related activity between an Affiliate and the Company reflected as inter-company payables and receivables on the Company’s balance sheet.

On September 1, 2004, the Company completed the sale of 3,465,000 shares of its common stock for aggregate consideration of $20,097, less underwriting discounts and commissions of $1,407. The Company incurred approximately $2,139 of offering expenses in connection with the offering. No offering expenses were paid directly or indirectly to any of its directors or officers (or their associates) or persons owning ten percent (10%) or more of any class of its equity securities or to any other affiliates. The Company’s net proceeds of the offering after deducting its offering expenses were $16,551. In connection with the IPO, the Company paid a dividend of $2,543 to the Parent through a non-cash settlement of the capital contribution due from the Parent outstanding at the completion of the IPO.

The Company believes the assumptions underlying the financial statements are reasonable. However, the financial statements may not necessarily reflect its results of operations, financial position and cash flows in the future or what the Company’s results of operations, financial position and cash flows would have been had the Company been a separate, stand-alone company during the periods presented. The historical financial information presented herein does not reflect the many significant changes that will occur in the Company’s funding and operations as a result of its becoming a public company or its spin-off from PC Mall.

The interim financial statements of eCOST.com, Inc., a Delaware corporation, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Registration Statement on Form S-1, declared effective by the SEC on August 27, 2004.

In July 2004, the Company’s board of directors declared a 1.4-for-1 stock split, which was effective upon completion of its IPO. The stock split has been given retroactive effect in the accompanying financial statements.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments consisting solely of normal recurring items necessary for a fair statement of the Company’s financial position at September 30, 2004 and December 31, 2003 and the results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

Stock-Based Compensation

The Company accounts for its employee stock option plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying common stock exceeded the exercise price.  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") established accounting and disclosure requirements using a fair value-based method for stock option plans.  As allowed by SFAS 123, the Company continues to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123.

Had compensation cost on all grants been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts shown below (in thousands, except per share amounts).

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) - as reported	$(892)	$252	$(907)	$723
Less: compensation expense as determined under SFAS 123, net of related taxes	(756)	(38)	(861)	(121)
Add: non-cash stock-based compensation expense included in reported net income, net of related taxes	809	-	869	-
Net income (loss) -- pro forma	$(839)	$214	$(899)	$602

Basic net income (loss) per share -- as reported	$(0.06)	$0.02	$(0.06)	$0.05
Basic net income (loss) per share -- pro forma	$(0.06)	$0.02	$(0.06)	$0.04

Diluted net income (loss) per share -- as reported	$(0.06)	$0.02	$(0.06)	$0.05
Diluted net income (loss) per share -- pro forma	$(0.06)	$0.01	$(0.06)	$0.04

 2.         Net Income (Loss) Per Share

 Basic Earnings Per Share ("EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods.  Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method.

The computation of Basic and Diluted EPS is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$(892)	$252	$(907)	$723

Weighted average shares -- Basic	15,155,000	14,000,000	14,385,000	14,000,000
Effect of dilutive stock options (a)	-	465,289	-	448,081
Weighted average shares -- Diluted	15,155,000	14,465,289	14,385,000	14,448,081

Basic earnings (loss) per share	$(0.06)	$0.02	$(0.06)	$0.05

Diluted earnings (loss) per share	$(0.06)	$0.02	$(0.06)	$0.05

(a)  Potential common shares of 1,008,400 for the three months and nine months ended September 30, 2004 have been excluded from the earnings per share computations because the effect of their inclusion would be anti-dilutive.

3. Non-Cash Stock-Based Compensation

In March 2004, the Company granted an option under its 1999 Stock Incentive Plan (the "1999 Plan") to purchase 560,000 shares of common stock to its Chief Executive Officer at an exercise price of $6.43 per share. This grant resulted in the recognition of deferred non-cash stock-based compensation based on the estimated deemed fair value of the common stock on the date of grant of $10.00. An aggregate of 25% of the shares of common stock subject to this option vested upon the completion of the Company’s IPO. The remainder of the shares of common stock subject to this option will vest in equal quarterly installments over a three-year period, following the Company’s IPO. The Company has recorded a non-cash stock-based compensation charge of $0.4 million for the three months ended September 30, 2004 and $0.5 million for the nine months ended September 30, 2004 to reflect compensation expense related to the accelerated vesting of shares under this option as a result of its IPO. The Company will also recognize additional non-cash stock-based compensation expense of $1.5 million relating to the March 2004 option, which will be amortized over the remaining three-year vesting period.

Additionally, options to purchase an aggregate of 358,400 shares of the Company's common stock were outstanding under the 1999 Plan at a weighted average exercise price of $0.34.  These options have terms that (i) restrict exerciseability based on the earlier of a corporate transaction involving the Company (e.g. a merger or consolidation or disposition of all or substantially all of the Company’s assets) as defined, the Company’s initial public offering or the lapse of a five or seven year period from date of grant, and (ii) for certain awards, provide repurchase rights to the Company at the original exercise price in the event of employee termination, which rights terminate in the event of a corporate transaction or IPO. No options were exercisable prior to the Company’s IPO which was completed on September 1, 2004, and the time-based vesting terms were not deemed substantive as the awards were effectively contingent upon a corporate transaction or the Company’s IPO.  Due to such contingency, the Company had deemed the awards to be variable awards under APB 25 as the probability of these contingent events could not be reasonably determined. As a result of the closing of the Company’s IPO on September 1, 2004, at an offering price of $5.80 per share, the Company recognized a compensation charge of $0.8 million based on the intrinsic value of these awards.

In 2004, we adopted our 2004 Stock Incentive Plan. A total of 6,300,000 shares of our common stock are reserved for issuance under our 2004 Stock Incentive Plan, subject to adjustment for a stock split, or any future stock dividend or other similar change in our common stock or our capital structure. Commencing on the first business day of each calendar year beginning in 2005, the number of shares of stock reserved for issuance under the 2004 Stock Incentive Plan will be increased annually by a number equal to 3% of the total number of shares outstanding as of December 31 of the immediately preceding year or such lesser number of shares as may be determined by the plan administrator. Notwithstanding the foregoing, of the number of shares specified above, the maximum aggregate number of shares available for grant of incentive stock options shall be 6,300,000 shares, subject to adjustment for a stock split, or any future stock dividend or other similar change in our common stock or our capital structure.  As of September 30, 2004, 90,000 shares have been granted under the 2004 Stock Incentive Plan, and therefore 6,210,000 shares of common stock remain available for grant, subject to increase in the future as described above.

4. Other Contingency

On July 12, 2004, the Company received correspondence from MercExchange LLC alleging infringement of MercExchange’s U.S. patents relating to e-commerce and offering to license its patent portfolio to us. On July 15, 2004, the Company received a follow-up letter from MercExchange specifying which of its technologies MercExchange believes infringe certain of its patents, alone or in combination with technologies provided by third parties. Some of those patents are currently being litigated by third parties, and the Company is not involved in those proceedings. In addition, three of the four patents identified by MercExchange are under reexamination at the U.S. Patent and Trademark Office, which makes the scope of the claims of those patents uncertain.  In the July 15 letter, MercExchange also advised the Company that it has a number of applications pending for additional patents. Each of the patents identified by MercExchange contains numerous claims. The Company has not yet had the opportunity to fully assess the merits of the identified patents or complete its evaluation of the possible impact on its business. MercExchange has filed lawsuits alleging infringement of some or all of its patents against third parties, resulting in settlements or verdicts in favor of MercExchange. At least one such verdict has been appealed to the United States Court of Appeals for the Federal Circuit.  Based on the Company's investigation of this matter to date, the Company believes that its current operations do not infringe any valid claims of the patents identified by MercExchange in these letters. There can be no assurance, however, that such claims will not be material or adversely affect the Company's business, financial position, results of operations or cash flows.

5. Commercial Lines of Credit

Prior to the IPO, the Company was a co-borrower with joint and several liability with PC Mall and certain of its other subsidiaries (the "Borrowing Group") under an asset-based revolving credit facility (the "Parent Commercial Line of Credit") and a Term Note. Effective upon closing of the Company's IPO, the Company has been released from all obligations of the Parent Commercial Line of Credit and Term Note.

Although the Company has not directly utilized proceeds from the Parent Commercial Line of Credit or the Term Note, because it was legally a borrower under the Parent Commercial Line of Credit and the Term Note, and had joint and several legal liability under their terms, the entire obligation which was included in the Parent's consolidated financial statements is also reflected in the accompanying stand-alone financial statements of the Company for financial reporting purposes for all periods prior to the IPO. In addition, the Company accrued related interest expense on the obligation and unused commitment fees payable under the arrangement through the closing date of the IPO. However, on a stand-alone basis, prior to the IPO, the Company did not have the financial wherewithal, resources or collateral to enter into an asset-based credit facility of this size or nature, nor did the Company comply on a stand-alone basis with the financial covenants as provided for under the agreement. As such, the Company would not have been able to make the required principal and interest payments due on the obligation on a stand-alone basis without reliance upon the Parent to fund such principal and interest payments in an amount and at such times as they become due. Accordingly, for financial reporting purposes, in the Company's stand-alone financial statements for periods presented prior to the IPO, the Company has recognized a corresponding receivable from the Parent equal to the amount of principal and interest and unused commitment fees payable under the obligation which is reflective of the operative borrowing arrangement with the bank within the Borrowing Group. As debt is repaid by the Parent, the receivable from the Parent and the debt outstanding in the Company's financial statements are correspondingly reduced. As a result, the outstanding principal and interest due under the Parent Commercial Line of Credit and the Term Note, at any point in time is offset by a corresponding receivable from the Parent on the accompanying Balance Sheet, with equal amounts of interest expense recognized under the obligation and interest income recognized on the receivable from the Parent which are presented separately as interest income and expense in the accompanying Statement of Operations. The amounts recognized as interest expense and interest income were $304 for the two months ended August 31, 2004, compared with $363 for the three months ended September 30, 2003. This financial presentation results in net interest expense of $0 under the Parent Commercial Line of Credit and the Term Note in each of the periods reported which is representative of the repayments of principal and interest being funded by a loan receivable from the Parent for which principal and interest payments match the timing and amount of principal and interest payments due on the Parent Commercial Line of Credit and the Term Note.

The Company has an asset-based line of credit of up to $15 million with a financial institution, which is secured by substantially all of its assets. The credit facility functions as a working capital line of credit with the Company's borrowings under the facility limited to a percentage of its inventory and accounts receivable. Outstanding amounts under the facility bear interest initially at the prime rate plus 0.25%. Beginning in 2006, outstanding amounts under the facility will bear interest at rates ranging from the prime rate to the prime rate plus 0.5%, depending on the Company's financial results. At September 30, 2004, the prime rate was 4.75%. In connection with the line of credit, the Company entered into a cash management arrangement whereby its operating accounts will be swept and used to repay outstanding amounts under the line of credit. The credit facility contains standard terms and conditions customarily found in similar facilities offered to similarly situated borrowers. The credit facility limits the Company's ability to make acquisitions above pre-defined dollar thresholds, requires the Company to use the proceeds from any future stock issuances to repay outstanding amounts under the facility, and has as its sole financial covenant a minimum tangible net worth requirement. As of September 30, 2004 the Company is in compliance with its sole financial covenant. Borrowing availability is subject to satisfaction of certain standard conditions, including receipt of a waiver from the Company's landlord at its corporate headquarters, permitting the lender to access the premises to take possession of personal property collateral in the event of a default under the line of credit. Fees under the credit facility include an upfront cash fee, an annual unused line fee of 0.375% of the unused portion of the line and a termination fee ranging from 0.20% to 0.75% depending on the timing of any termination of the facility. The credit facility will mature in March 2007.  As of September 30, 2004, the Company had no borrowings under its asset-based line of credit.

6. Transactions with Affiliate

Since inception, the Affiliate has provided various services such as administration, warehousing and distribution, and use of its facilities to the Company. Immediately prior to the closing of the IPO, the Company entered into several new services agreements with the Affiliate covering substantially the same services as historically provided. A more detailed discussion of these agreements is contained in the Company's Registration Statement on Form S-1. In addition, the Company purchases a majority of its products from the Affiliate.

Direct and allocated costs charged from the Affiliate included in the accompanying statements of operations are as follows:

`
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Cost of goods sold (including cost of products, shipping and fulfillment)	$36,133	$20,101	$100,641	$57,221
Selling, general and administrative expenses	632	539	1,702	1,500
Interest Expense	11	-	11	76

Other Related Party Matters

In 2003, the Company's Parent made a capital contribution of $18,000 to the Company, which was recorded as Additional Paid-in Capital. The capital contribution was used to repay the cumulative advances to the Company from the Parent at that time of $15,457, and the difference of $2,543 was returned back to the Parent, resulting in a Capital contribution due from the Parent, a contra-equity account on the Company’s Balance Sheet. Such amount was repaid in the form of a dividend at the closing of the IPO. At September 30, 2004, the Company had a net advance due to Affiliates of $3,300, which represents amounts funded by the Affiliate on the Company’s behalf, in excess of the Company’s cash receipts collected by the Affiliate. Such amounts have been repaid in the fourth quarter of 2004.

Interest expense was charged to the Company by the Affiliate during periods when the Company owed balances due to the Affiliate. However, no interest income was recorded during periods when the Company had net balances due from the Affiliate. Interest expense was calculated using the prime rate in effect at that time multiplied by the cumulative balance due to the Affiliate, net of an amount equal to approximately one month’s inventory purchases (to approximate standard vendor terms). In the three months ended September 30, 2004, the Affiliate charged the Company $11 in interest expense related to net advances owed as of June 30, 2004.

Forward-Looking Statements

This Report, including the Management’s Discussion and Analysis that follows, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

These risks and uncertainties include, but are not limited to, the following:

-   our limited operating history makes evaluation of our business difficult and our historical financial information may not be representative of what our actual results would have been if we were an independent company or indicative of what our future results may be;

-    we may not be able to achieve or maintain profitability and our operating results may be difficult to predict;

-    we currently rely on PC Mall's operational and administrative infrastructure through our transition agreements with PC Mall, and our ability to operate our business will suffer if we do not develop our own infrastructure quickly and cost-effectively;

-     if we fail to accurately predict our inventory risk, our margins may decline as a result of write downs of our inventory due to lower prices obtained from older or obsolete products;

-    we may not be able to maintain existing or build new vendor relations including favorable product pricing and vendor consideration, which may affect our ability to offer a broad selection of products at competitive prices and negatively impact our results of operations;

-    we may need additional financing and may not be able to raise additional financing on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders;

-     we may fail to expand our merchandise categories, product offerings, website and processing systems in a cost-effective and timely manner;

-     we may not be able to retain key personnel or attract and retain additional personnel;

-     our senior management team has not worked together as a group for a significant period of time, and may not be able to effectively manage our business;

-     our ability to effectively manage our growth may prevent us from successfully expanding our business;

-     our advertising and marketing efforts may be costly and may not achieve desired results;

-     increased product returns or a failure to accurately predict product returns could decrease our revenues and impact profitability;

-    as part of our growth strategy, we may implement a membership fee for access to premium offers and services, which may cause some of our customers to reduce or quit buying products from us;

-     our business may be harmed by fraudulent activities on our website, including fraudulent credit card transactions;

-     our facilities and systems are vulnerable to natural disasters or other catastrophic events;

-     we may not be able to compete successfully against existing or future competitors, which include PC Mall and some of our largest vendors;

-     we may be subject to claims or litigation regarding our intellectual property or the products we sell;

-     our success is tied to the continued use of the Internet and the adequacy and security of the Internet infrastructure;

-     existing or future government and tax regulations could expose us to liabilities or costly changes in our business operations;

-     PC Mall's controlling ownership of our common stock could lead to conflicts of interest, and the sale by PC Mall of our stock could adversely affect the market price of our stock;

-    we may be required to indemnify PC Mall for taxes arising in connection with our spin-off from PC Mall, and the tax characteristics of the spin-off may interfere with our ability to engage in desirable strategic transactions and to issue equity securities; and

-    if the distribution of our stock by PC Mall is delayed or not completed at all, the liquidity of shares and our ability to raise capital by other means may be impaired

This list of factors above is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the section entitled "Risk Factors" in our Registration Statement on Form S-1, which was declared effective by the SEC on August 27, 2004. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update or revise any of these forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

eCOST.com is a multi-category online discount retailer of high quality new, close-out and refurbished brand-name merchandise. We currently offer over 100,000 products in nine merchandise categories, including computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games, travel, and licensed sports apparel and memorabilia. We appeal to a broad range of consumer and small business customers through what we believe is a unique and convenient buying experience offering two shopping formats: every day low price and our proprietary Bargain Countdown™. This combination of shopping formats helps attract value-conscious customers looking for high quality products at low prices to our eCOST.com website. We also provide rapid response customer service utilizing a strategically located distribution center and third-party fulfillment providers, as well as customer support from online and on-call sales representatives. We offer suppliers an efficient sales channel for merchandise in all stages of the product life cycle. We carry products from leading manufacturers such as Apple, Canon, Citizen, Denon, Hewlett-Packard, IBM, JVC, Nike, Nikon, Onkyo, Seiko, Sony and Toshiba and have access to a broad and deep selection of merchandise, including deeply discounted close-out and refurbished merchandise. We believe that our extensive selection of merchandise offered across a broad range of categories in a convenient shopping environment, combined with our rapid response service, creates customer loyalty and repeat customer orders.

We were incorporated in Delaware in February 1999, as a wholly-owned subsidiary of PC Mall. We have operated as a reporting segment of PC Mall’s business since April 1999. In September 2004, we completed an initial public offering of 3,465,000 shares our common stock, leaving PC Mall with ownership of approximately 80.2% of the outstanding shares of our common stock. PC Mall has advised us that it intends to distribute its remaining ownership interest in our company to its common stockholders. We refer to this as the "distribution" or the "spin-off." PC Mall expects the distribution to take the form of a spin-off by means of a special dividend to its common stockholders of all of our common stock owned by PC Mall approximately six months after completion of our IPO. Completion of the distribution is contingent upon the satisfaction or waiver of a variety of conditions described elsewhere in this report, including the receipt of a favorable opinion of PC Mall’s tax counsel as to the tax-free nature of the distribution for U.S. federal income tax purposes. The distribution may not occur by the contemplated time or may not occur at all.

Our financial results are influenced by factors in the marketplace in which we operate and our successful execution of our business strategy. Marketplace factors include competition for customers, product pricing, online advertising costs, growth in online shopping, and promotional offers such as coupons and free shipping. We expect that the online marketplace environment will remain a price competitive and promotion-driven environment where companies that run efficient, high volume operations thrive. Our ability to execute our business strategy successfully will require us to meet a number of challenges, particularly our ability to:

-      remain price competitive while maintaining or increasing our gross margins;

-      establish separate operations, vendor relationships, and inventory management and fulfillment functions;

-      continue to find efficient ways to invest in advertising as we grow our customer base;

-      maintain or increase our levels of vendor marketing and co-op advertising funds; and

-      develop and grow new merchandise categories.

Basis of Presentation

Our financial statements have been derived from the consolidated financial statements and accounting records of PC Mall, in which we have been reported as a separate segment, using the historical results of operations, and historical basis of assets and liabilities of our business. The statements of operations include expense allocations for certain corporate functions historically provided to us by PC Mall, including administrative services (accounting, human resources, tax services, legal and treasury), inventory management and order fulfillment, credit card processing, information systems operation and administration, advertising services, and use of office space. These allocations were made on a specifically identifiable basis or using the relative percentages, as compared to PC Mall’s other businesses, of net sales, payroll, net cost of goods sold, square footage, headcount or other. We have not made a determination of whether these expenses are comparable to those we could have obtained from an unrelated third party. Our expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the statements of operations. Additionally, PC Mall uses a centralized approach to cash management and the financing of its operations with all related activity between PC Mall and our company reflected as inter-company payables and receivables on our balance sheet.

We believe the assumptions underlying the financial statements are reasonable. However, the financial statements may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone company during the periods presented. The historical financial information presented in this Report does not reflect the many significant changes that will occur in our funding and operations as a result of our becoming a public company or our spin-off from PC Mall.

Financial Operations Overview

Our management monitors a variety of financial and non-financial metrics on a daily, weekly and monthly basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures include sales, orders shipped, website traffic, active customers, new customers, number of orders, average order value, gross margin, co-op advertising revenues, customer acquisition costs, advertising expense, personnel costs, fulfillment costs, relationship manager productivity, and accounts receivable aging for our business customers. Management compares the various metrics against goals and budgets, and takes appropriate action to enhance our performance. Our management also monitors additional measures such as liquidity and cash resources. As we transition to becoming an independent company, we anticipate that management will focus on further measures such as inventory turnover.

We derive our revenue from sales of products and services to consumers and businesses. Consumer sales consist of orders placed through our eCOST.com website or by inbound telephone orders. Business sales consist of sales made to customers assigned a customer relationship manager. In addition, business sales include orders placed through customized corporate websites. Sales to unassigned business customers are included in consumer sales.  We also recently launched our travel category, which is an affiliate arrangement with a third party travel services provider under which we receive commissions for travel reservations made through our eCOST.com website. We further generate revenue from handling fees and shipping fees we charge our customers, as well as other services. We record our revenue net of returns, coupons, credit card fraud and chargebacks, and other discounts. Our revenues may fluctuate from period to period as a result of special offers we provide such as free shipping, coupons and other special promotions.

Consumer sales represented 70% and 65% of our total net sales for the three months ended September 30, 2003 and 2004 and 71% and 64% of total net sales for the nine months ended September 30, 2003 and 2004. Business sales represented 30% and 35% of our total net sales for the three months ended September 30, 2003 and 2004 and 29% and 36% of total net sales for the nine months ended September 30, 2003 and 2004. No single customer accounted for more than 2% of our total net sales for the three and nine months ended September 30, 2004.

We believe that the principal drivers of our revenue consist of the average order value placed by our customers, the number of orders placed by both existing and new customers, special offers we make available that result in incremental orders, our ability to attract new customers and advertising that impacts the aforementioned drivers of our revenue.

Our net sales are derived primarily from the sale of computer hardware, software, peripherals, electronics, and other consumer products to individual consumers and businesses through the internet, dedicated telemarketing sales executives, relationship-based telemarketing techniques, direct response catalogs and advertisements. Gross profit consists of net sales less product costs, inbound and outbound shipping costs and offset by certain marketing development funds. Such funds are received from manufacturers of products included in our catalogs and web sites, as well as co-operative advertising funds ("co-op") on products purchased from manufacturers and vendors.

Cost of goods sold primarily consists of the cost of the product, inbound and outbound shipping, fixed and variable fulfillment costs charged to us by PC Mall and restocking fees on returned products charged to us by PC Mall. Cost of goods sold is reduced by certain vendor consideration, such as market development funds and co-op advertising funds, which has been sold by our vendor marketing team and allocated and credited to us by PC Mall. For the three months ended September 30, 2003 and 2004, we derived approximately 83% and 88% of our net sales from products sold out of inventory purchased from PC Mall, and we purchased the remaining inventory from independent suppliers. For the nine months ended September 30, 2003 and 2004, these percentages were 83% and 88% of our net sales. We expect to begin purchasing substantially all of our inventory from independent suppliers other than PC Mall prior to the completion of the distribution.

Our gross profit margins are impacted by a number of factors. Product margins are typically lower for business sales than for consumer sales and are also affected by the category of merchandise. Gross profit margin may vary depending on various additional factors, including the introduction of new product categories, the mix of sales among our product categories, pricing of products by our vendors, fluctuations in key vendor support programs and price protection, pricing strategies, promotional programs, market conditions, packaging, excess and obsolete inventory charges, and other factors. Prior to the completion of our spin-off from PC Mall, we expect to transition to performing inventory management and order fulfillment functions on our own. After we have made this transition, fulfillment costs will be included in selling, general and administrative expenses rather than in cost of goods sold. The fulfillment costs included in cost of goods sold for the three months ended September 30, 2003 and 2004 were $0.3 million and $0.6 million. For the nine months ended September 30, 2003 and 2004, these amounts were $1.2 million and $1.6 million.

Selling, general and administrative ("SG&A") expenses consist primarily of advertising expenses, including online marketing activities and the costs of catalog production; personnel costs; fixed costs, such as rent, common area maintenance and depreciation; variable costs, such as credit card processing charges and bad debt expenditures; legal and accounting fees; administrative service charges from affiliates of PC Mall; and other costs. As a result of our recent initial public offering, we have incurred and expect that we will incur additional general and administrative expenses related to operating as a public company, such as increased legal and accounting expenses; increased executive compensation, personnel and employee benefit costs; investor relations costs; non-employee director costs and higher insurance premiums. In addition, prior to the completion of the distribution, we plan to enter into a lease for our own distribution center and will become responsible for our own warehousing, inventory management and order fulfillment. After we have made the transition to performing these inventory management and order fulfillment functions, we will record fulfillment costs in SG&A expenses, and we expect a corresponding increase in SG&A expenses. To the extent we use traditional forms of offline advertising in the future, we expect that our SG&A expenses will increase on an absolute dollar basis and may increase as a percentage of net sales.

Until completion of our initial public offering, we were a co-borrower under PC Mall’s $75 million commercial line of credit, which includes a $5 million flooring facility. The lenders for these lines released us from all obligations under these credit facilities upon completion of our initial public offering. PC Mall directly received all proceeds under this line of credit, and directly paid all principal and interest with respect thereto. Although we did not directly utilize proceeds from this line of credit and separately account for amounts we borrowed from PC Mall, because we were a co-borrower, along with all of the other PC Mall subsidiaries, with joint and several liability under such line of credit, the outstanding balance under the PC Mall commercial line of credit included in PC Mall’s consolidated financial statements was included for financial reporting purposes in our stand-alone financial statements. As described below and in note 5 to our financial statements, our financial statements reflect offsetting interest expense and interest income with respect to such line of credit for periods prior to completion of our initial public offering.

"Interest expense—PC Mall" is a charge by PC Mall for advances to us for working capital. We calculate the amount of this interest expense monthly using the prime rate in effect at such time multiplied by the cumulative balance due to PC Mall, net of an amount equal to the amount of approximately one month’s inventory purchases (to approximate standard vendor terms).

"Interest expense—PC Mall commercial line of credit" represents PC Mall’s consolidated interest expense for advances under its commercial line of credit made to PC Mall to fund the operations of its consolidated group. "Interest income—PC Mall commercial line of credit" represents our recognition of interest income from PC Mall to reimburse us for the consolidated debt obligation that we record in our financial statements and that reflects PC Mall’s cost to fund the operations of its consolidated group. All costs associated with PC Mall’s borrowings to fund our operations are recorded under "Interest expense - PC Mall."

Income taxes were calculated as if we filed separate tax returns. However, PC Mall has managed its tax position for the benefit of its entire portfolio of businesses, and its tax strategies are not necessarily reflective of the tax strategies that we would have followed or will follow as a stand-alone company. As described below, the release of a $6.0 million valuation allowance on deferred tax assets had a significant favorable impact on our 2003 results of operations.

We believe there is a moderate level of seasonality in our business, reflecting fluctuations in online commerce and the general pattern of peak sales for the retail industry during the holiday shopping season. Sales in the traditional retail industry are generally higher in the first and fourth calendar quarters of the year. We believe that our historical revenue growth makes it difficult to predict the effect of seasonality on our future revenues and results of operations.

In 1999 and 2000, we granted non-qualified stock options to certain of our and PC Mall’s employees. These options were exercisable only upon the earlier to occur of an initial public offering or sale of our company or a period of five to seven years following the grant date of the options. Certain awards contain repurchase rights at the original exercise price in the event of employee termination, which right would terminate in the event of an initial public offering or sale of our company. As a result of the contingent nature of these options, a new measurement date for options granted to our employees occurred upon the consummation of our initial public offering, and we recorded non-cash stock-based compensation expense equal to the difference between the exercise prices of these options and the initial public offering price for these options. Based on the initial public offering price of $5.80 per share, we recorded a non-cash stock-based compensation charge of $0.8 million in connection with these options upon completion of our initial public offering.

In March 2004, we granted an option to purchase 560,000 shares of common stock to our Chief Executive Officer at an exercise price of $6.43 per share. This grant resulted in the recognition of deferred non-cash stock-based compensation based on the estimated deemed fair value of the common stock on the date of grant of $10.00. An aggregate of 25% of the shares of common stock subject to this option vested upon the completion of our initial public offering. The remainder of the shares of common stock subject to this option will vest in equal quarterly installments over a three year period following the offering. Upon completion of our initial public offering, we recorded a non-cash stock-based compensation charge of $0.4 million in the three months ended September 30, 2004 to reflect compensation expense related to the accelerated vesting of shares under this option as a result of our initial public offering. Accordingly, we recognized total compensation expense of $1.3 million in connection with all of our outstanding options in the three months ended September 30, 2004 and $1.4 million in the nine months ended September 30, 2004. We will also recognize an additional $1.5 million in compensation expense relating to the March 2004 option, which will be amortized over the remaining three-year vesting period.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and we include any revisions to our estimates in our results for the period in which the actual amounts become known.

Our management considers an accounting estimate to be critical if:

-     it requires assumptions to be made that were uncertain at the time the estimate was made; and

-     changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. We adhere to the revised guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, "Revenue Recognition." Under SAB 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for the sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Under these guidelines, we recognize a majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, upon receipt of the product by the customer. For all product sales shipped directly from suppliers to customers, we are the primary obligor in the transaction, and we take title to the products sold upon shipment, bear credit risk, and bear inventory risk for returned products that are not successfully returned to suppliers; therefore, we recognize these revenues at gross sales amounts.

Sales are reported net of estimated returns and allowances, coupon redemptions and credit card fraud and chargebacks, all of which are estimated based upon recent historical information such as return and redemption rates, and fraud and chargeback experience. Management also considers any other current information and trends in making estimates. Our coupon redemptions are based upon the quantity of eligible orders transacted during the period and the estimated redemption rate, using historical experience rates for similar products or coupon amounts. Estimated redemption rates and the related coupon expense and liability are regularly adjusted as actual coupon redemptions for the program are processed. If actual sales returns, allowances, discounts, coupon redemptions and credit card fraud and chargebacks are greater than estimated by management, additional expense may be incurred.

Allowance for Doubtful Accounts Receivable. We maintain an allowance for doubtful accounts receivable based upon estimates of future collection. We extend credit to our business customers based upon an evaluation of each business customer’s financial condition and credit history, and generally do not require collateral. Our business customers’ financial condition and credit and payment history are evaluated in determining the adequacy of our allowance for doubtful accounts. If estimated allowances for uncollectible accounts subsequently prove insufficient, additional allowance may be required.

Reserve for Inventory Obsolescence. PC Mall maintains allowances for the valuation of inventory by estimating the obsolete or unmarketable inventory based on the difference between inventory cost and market value determined by general market conditions, nature, age and type of each product. At such time as we establish our own inventory management and order fulfillment facilities, we plan to use a similar methodology for determining our inventory reserves. PC Mall allocates and charges a portion of such allowance to us in the form of a restocking fee, and regularly evaluates the adequacy of its inventory reserve and determines the amount of such reserve to allocate and charge to us. If the inventory reserve subsequently proves insufficient, additional inventory write-downs may be required, which is recorded as an increase in cost of goods sold. This additional write-down amounted to less than $0.1 million in each of the three and nine months ended September 30, 2003 and 2004.

Income Taxes. Our income tax provision is computed as if a separate company tax return were being filed. However, PC Mall files a consolidated federal income tax return and a combined state income tax return that include our operating results. We account for income taxes under the liability method, under which we recognize deferred income taxes by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial reporting amounts of our existing assets and liabilities. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets. In making this assessment, we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. Based on our current forecasts and projections supporting the future utilization of deferred tax benefits, our recent earnings history, and the fact that net operating losses of $12.2 million are not limited with respect to their utilization and are available over a remaining carryover period of approximately 16 to 18 years to offset future taxable income, we have not recorded a valuation allowance at December 31, 2003 or September 30, 2004. In the event that actual results differ from those estimates or we adjust those estimates in future periods, we may need to record a valuation allowance, which may impact deferred tax assets and the results of operations in the period the change is made.

Our Relationship with and Separation from PC Mall

As a subsidiary of PC Mall, we have received services provided by PC Mall, including administrative services (accounting, human resources, tax services, legal and treasury), inventory management and order fulfillment, credit card processing, information systems operation and administration, advertising services, and use of office space. In consideration for these services, PC Mall has historically allocated and charged to us a portion of its related overhead costs. Management believes that the amounts charged to us by PC Mall generally have been no less favorable to us than costs we would have incurred to obtain such services on our own or from unaffiliated third parties. As a result of our initial public offering, we expect to incur certain costs in connection with operating as a stand-alone company that will exceed the costs that we historically incurred or were charged to us by PC Mall. We anticipate that we will incur incremental operating expenses as a result of becoming a stand-alone public company. These costs include certain administrative costs for services historically performed for us by PC Mall, as well as other incremental costs we will incur, including increased legal and accounting expenses; increased executive compensation; personnel and employee benefit costs; investor relations costs; non-employee director costs and higher insurance premiums. After our spin-off from PC Mall, we expect that we will have additional costs for software and systems to the extent they are not available on terms as favorable as those we receive as a subsidiary of PC Mall. In addition, prior to the completion of the distribution, we plan to enter into a lease for our own distribution center and will become responsible for our own inventory management and order fulfillment operations. We also estimate that we will need to spend approximately $2.3 million in capital expenditures through 2005 to establish ourselves as an independent company. These expenditures will include warehouse and distribution equipment, additional hardware and software for our computer systems, and furniture and fixtures. We expect to fund the purchase of such capital equipment with existing working capital.

In connection with our initial public offering, we entered into agreements with PC Mall and/or its affiliates related to the separation of our business operations from PC Mall and certain ongoing relationships between us and PC Mall following the IPO. These agreements cover administrative services, office space, inventory management and order fulfillment, information systems operation and administration, employee benefits, intellectual property matters, and other ongoing relationships. These agreements provide for specified charges generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, plus an additional 5% on administrative and other services. Under our arrangement with PC Mall, we purchase products from PC Mall at its cost, net of the value of any special discounts or incentives obtained by PC Mall, and we pay a per shipment fulfillment fee, a monthly inventory management fee and restocking fees for returned products. We believe that these costs are generally consistent with the historical costs we were charged by PC Mall for these services. Under our transition agreements with PC Mall, we receive credit for any vendor consideration obtained by PC Mall in amounts determined consistent with past practices. We expect to establish our own inventory management and order fulfillment capabilities prior to the completion of our spin-off from PC Mall. After we have completed this transition, we will obtain any vendor consideration directly from our vendors instead of through PC Mall. With limited exceptions, the other services to be provided under our agreements with PC Mall are not expected to extend beyond 12 months from the completion of the IPO. A description of these arrangements is contained under the heading "Certain Relationships and Related Transactions" in our registration statement on Form S-1 filed in connection with our IPO.

Results of Operations

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Net Sales.    Net sales in the three months ended September 30, 2004 were $43.4 million, an increase of $17.9 million, or 70%, over the comparable period in 2003. The sales increase was primarily the result of a 69% increase in advertising expenditures and a related increase of 84% in our twelve months active customers from the same quarter last year. Sales to customers assigned to a relationship manager increased 99% over the comparable prior year period primarily due to an increase in the number of accounts managed by a relationship manager. Product categories experiencing the most significant change were computers, up $5.6 million and home electronics, up $4.5 million over the prior year comparable period.

Gross Profit.    Gross profit in the three months ended September 30, 2004 was $4.1 million, an increase of $1.5 million, or 59% over the comparable prior year period. The increase in gross profit resulted form an increase in sales. Gross profit as a percentage of sales decreased to 9.5% from 10.1% in the prior year, primarily due to the result of promotional pricing and special offers to accelerate customer acquisitions. Gross profit may be influenced from period to period by changes in vendor support programs (including price protection, rebates and return policies), product mix, pricing strategies, competition and other factors.

Selling, General and Administrative Expenses.    SG&A expenses in the three months ended September 30, 2004 were $5.5 million, an increase of $3.2 million, or 137% over the comparable prior year period. The increase in SG&A expenses included approximately $1.3 million of non-cash stock-based compensation charges related to the IPO, and $0.2 million of  non-capitalized audit fees related to the IPO and other IPO related expenditures. Further, personnel costs increased $0.5 million, advertising expenditures increased $0.6 million and other variable general and administrative expenses increased $0.7 million due to the increase in sales for the period. As a percentage of net sales, SG&A expenses in the three months ended September 30, 2004 were 12.7% of net sales, versus 9.1% of net sales in the comparable prior year period. The increase in SG&A expenses as a percentage of net sales was primarily due to the non-cash stock-based compensation charge, which comprised for nearly 3% of the increase, as well as other increases in personnel costs as a percentage of sales. Such increases were offset by lower administrative service charges from PC Mall as a percentage of net sales. The dollar amount of the administrative service charges in the three months ended September 30, 2004 are substantially the same as the prior year and, thus, declined as a percentage of sales due to sales growth. The administrative service charges have been generally allocated and charged to us using several factors, including net sales, cost of goods sold, square footage, systems utilization, headcount.  For the first two months of the third quarter of 2004, administrative service charges were charged to us as they have been historically.  For the last month of the third quarter of 2004, administrative service charges were based on monthly fees pursuant to our Administrative Services Agreement and Information Technology Systems Usage and Services Agreement with PC Mall.

Interest Expense or Income.    "Interest expense-PC Mall commercial line of credit" is offset in each reported period by "Interest income-PC Mall commercial line of credit." These amounts were lower in the three months ended September 30, 2004 from the prior year due to the fact that we were co-borrowers with joint and several liability with PC Mall for only the first two months of the three-month period ended September 30, 2004.  Effective upon the closing of the IPO on September 1, 2004, we have been released from all obligations of the PC Mall commercial line of credit and term note.

The Company recorded an income tax benefit for the three months ended September 30, 2004 of $0.5 million and no tax provision was recorded for the three months ended September 30,2003 due to our valuation allowance being large enough to absorb the resultant tax provision based on our income before income taxes in same period in the prior year.  The Company utilized an effective tax rate of 37.1% for the three months ended September 30, 2004 and had no tax provision for the three months ended September 30, 2003.

Net loss was $0.9 million, or ($0.06) per share, for the three months ended September 30, 2004 compared to net income of $0.3 million, or $0.02 per share, for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Net Sales.    Net sales in the nine months ended September 30, 2004 were $120.4 million, an increase of $47.1 million, or 64% over the comparable period in 2003. The sales increase was primarily the result of a 72% increase in advertising expenditures and a related increase of 84% in our twelve months active customers from the same period last year. New customers for the nine months ended September 30, 2004 increased by 89% compared to the same period last year due to increased awareness of our website derived from additional advertising spending during the first nine months of 2004.  Product categories experiencing the most significant change were computers, up $20.5 million and home electronics, up $9.4 million over the prior year comparable period.

Gross Profit.    Gross profit in the nine months ended September 30, 2004 was $11.3 million, an increase of $3.9 million, or 52% over the comparable prior year period. Gross profit as a percentage of sales decreased to 9.4% from 10.2% in the prior year, primarily due to the result of a decrease in vendor support programs and promotional pricing and special offers to accelerate customer acquisitions. Gross profit may be influenced from period to period by changes in vendor support programs (including price protection, rebates and return policies), product mix, pricing strategies, competition and other factors.

Selling, General and Administrative Expenses.    SG&A expenses in the nine months ended September 30, 2004 were $12.8 million, an increase of $6.1 million, or 92% over the comparable prior year period. The increase in SG&A expenses included a non-cash stock-based compensation charge of $1.4 million, and non-capitalized audit fees related to the IPO and other related IPO expenditures of $0.6 million. Further, advertising expenditures increased $1.6 million, and credit card processing charges increased $0.9 million, commensurate with the increase in net sales over the prior year comparable period.  As a percentage of net sales, SG&A expenses in the nine months ended September 30, 2004 were 10.6% of net sales, versus 9.1% of net sales in the comparable prior year period. The increase in SG&A expenses as a percentage of net sales was primarily due to the non-cash stock-based compensation charge, which accounted for nearly 1.2% of the increase, as well as the audit fees and other related IPO expenditures described above. Such increases were offset by a decline in administrative service charges from PC Mall as a percentage of net sales. The administrative service charges have been generally allocated and charged to us using several factors, including net sales, cost of goods sold, square footage, systems utilization, headcount and other factors. These charges commenced upon the completion of our IPO and are based on monthly fees pursuant to our Administrative Services Agreement and Information Technology Systems Usage and Services Agreement with PC Mall.

Interest Expense.    Interest expense decreased to zero from $0.1 million in the prior year due to PC Mall’s additional investment of $18.0 million in our company in early 2003, which reduced the amount of advances to us from PC Mall to a net receivable. "Interest expense—PC Mall commercial line of credit" is offset in each reported period by "Interest income—PC Mall commercial line of credit." These amounts increased in the nine months ended September 30, 2004 by $0.3 million from the prior year due to increased borrowings by PC Mall and its subsidiaries under the PC Mall commercial line of credit.

The Company recorded an income tax provision for the nine months ended September 30, 2004 of $0.5 million and no tax provision for the nine months ended September 30, 2003 due to our valuation allowance being large enough to absorb the resultant tax provision based on our income before income taxes in same period in the prior year.  The Company utilized an effective tax rate of 37.1% for the nine months ended September 30, 2004 and had no tax provision for the nine months ended September 30, 2003.

Net loss was $0.9 million, or ($0.06) per share, for the nine months ended September 30, 2004 compared to net income of $0.7 million, or $0.05 per share, for the same period last year.

Liquidity and Capital Resources

Historically, our primary sources of financing have come from cash flow from operations and investments from PC Mall. In September 2004, we completed an initial public offering of 3,465,000 shares of our common stock, which yielded net proceeds of $16.6 million after underwriting discounts and commissions and offering expenses.  In April 2004, PC Mall agreed to extend a line of credit to us of up to $10.0 million for necessary working capital requirements, which obligation terminated upon completion of our IPO. Following the IPO, PC Mall no longer has an obligation to support our working capital needs. Prior to the IPO, we participated in PC Mall’s cash management program, whereby our trade cash receipts were handled by PC Mall and swept daily from our account. Such cash was re-advanced by PC Mall for our working capital needs. Accordingly, we have reported no cash or cash equivalents historically.  Since the completion of our IPO, we are transitioning the cash management services from PC Mall to us.

In 2003, PC Mall made a capital contribution of $18.0 million to us, which we used to repay the cumulative advances to us from PC Mall of $15.5 million outstanding at that time. In accordance with PC Mall’s cash management program, the balance of $2.5 million was returned to PC Mall, and we have recorded a capital contribution due from PC Mall reflecting this amount. In connection with our IPO, we paid a dividend of $2.5 million to PC Mall through a non-cash settlement of the capital contribution due from PC Mall outstanding at the completion of our IPO.

The following table sets forth elements of our cash flows for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2004	2003
Net cash provided by (used in) operating activities	$(1,700)	$1,806
Net cash used in investing activities	(125)	(1)
Net cash provided by (used in) financing activities	21,563	(1,805)

Accounts receivable, which include trade and credit card receivables, increased to $3.3 million at September 30, 2004 from $2.0 million at December 31, 2003, primarily due to growth in net sales.  Inventories, which represent only inventory already shipped from our suppliers, but not yet received by customers, increased to $1.5 million at September 30, 2004 from $1.2 million at December 31, 2003, also caused by the increase in net sales. As of September 30, 2004, we had $16.0 million of working capital, as a result of our receipt of the net proceeds of our IPO.

At December 31, 2003, we had net operating loss carryforwards of $12.2 million which may be available to offset future taxable income and expire in approximately 16 to 18 years. During tax years in which we are a member of PC Mall's consolidated group for the entire tax year, net operating loss carryforwards may be utilized on PC Mall's consolidated return. If we cease to be a member of PC Mall's consolidated group for U.S. federal income tax purposes, available net operating loss carryforwards will first be utilized on PC Mall's consolidated return for that year, and only the amount of net operating loss carryforwards not used by PC Mall's consolidated group in that year will be available for us in subsequent taxable years. Our ability to use these net operating loss carryforwards to offset any future taxable income depends on a variety of factors.

We have an asset-based line of credit of up to $15 million with a financial institution, which is secured by substantially all of our assets. The credit facility functions as a working capital line of credit with our borrowings under the facility limited to a percentage of our inventory and accounts receivable. Outstanding amounts under the facility bear interest initially at the prime rate plus 0.25%. Beginning in 2006, outstanding amounts under the facility will bear interest at rates ranging from the prime rate to the prime rate plus 0.5%, depending on our financial results. At September 30, 2004, the prime rate was 4.75%. In connection with the line of credit, we entered into a cash management arrangement whereby our operating accounts will be swept and used to repay outstanding amounts under the line of credit. The credit facility contains standard terms and conditions customarily found in similar facilities offered to similarly situated borrowers. The credit facility limits our ability to make acquisitions above pre-defined dollar thresholds, requires us to use the proceeds from any future stock issuances to repay outstanding amounts under the facility, and has as its sole financial covenant a minimum tangible net worth requirement. As of September 30, 2004 we are in compliance with its sole financial covenant. Borrowing availability is subject to satisfaction of certain standard conditions, including receipt of a waiver from our landlord at our corporate headquarters, permitting the lender to access the premises to take possession of personal property collateral in the event of a default under the line of credit. Fees under the credit facility include an upfront cash fee, an annual unused line fee of 0.375% of the unused portion of the line and a termination fee ranging from 0.20% to 0.75% depending on the timing of any termination of the facility. The credit facility will mature in March 2007.  As of September 30, 2004, we had no borrowings under our asset-based line of credit.

We currently estimate that we will incur incremental additional operating expenses as a result of becoming a stand-alone public company. These costs include certain administrative costs for services currently performed for us by PC Mall, as well as other incremental costs we will incur, including increased legal and accounting expenses, increased personnel and employee benefit costs, investor relations costs, non-employee director costs and higher insurance premiums. After our spin-off from PC Mall, we expect that we will have additional costs for software and systems to the extent they are not available on terms as favorable as those we receive as a subsidiary of PC Mall. In addition, prior to the completion of the distribution, we plan to enter into a lease for our own distribution center and will become responsible for our own warehousing, fulfillment and distribution operations. We also estimate that we will need to spend approximately $2.3 million in capital expenditures through 2005 to establish ourselves as an independent company. These expenditures will include warehouse and distribution equipment, additional hardware and software for our computer systems and furniture and fixtures. We expect to fund the purchase of such capital equipment with working capital.

Third parties have asserted, and may in the future assert that our business or the technologies we use infringe their intellectual property rights. Although we have not been subject to legal proceedings in the past, we may be subject to intellectual property legal proceedings and claims in the ordinary course of our business. For example, in July 2004 we received letters from a third party alleging that we infringe certain of its patents. Based on our investigation of this matter to date, we believe that our current operations do not infringe any valid claims of the patents identified in these letters.  If we are forced to defend against this or any other third-party infringement claims, we could face expensive and time-consuming litigation and be required to pay monetary damages, which could include treble damages and attorneys’ fees for any infringement that is found to be willful, and either be enjoined or required to pay ongoing royalties with respect to any technologies found to infringe. Further, as a result of infringement claims either against us or against those who license technology to us, we may be required, or deem it advisable, to develop non-infringing technology, which could be costly and time-consuming, or enter into costly royalty or licensing agreements.

We believe that current working capital, together with cash flows from operations and borrowings available under our credit facility, will be adequate to support our current operating plans for at least the next 12 months.

As part of our growth strategy, we may, in the future, acquire other companies in the same or complementary lines of business, and pursue other business ventures. Any launch of a new business venture or any acquisition and the ensuing integration of the operations of the acquired company with those of ours would place additional demands on our management, operating and financial resources.

Cash Flows.  Net cash used in operating activities was $1.7 million for the nine months ended September 30, 2004.  The primary factors that affected our cash flow from operations were non-cash stock-based compensation, accounts receivable, capital contributions related to income taxes, inventories, and accounts payable.  Inventory at September 30, 2004 increased $0.3 million over December 31, 2003.  Accounts receivable at September 30, 2004 increased $1.2 million to $3.3 million from December 31, 2003 due to an increase in sales.  Accounts payable and book overdraft remained virtually flat from December 31, 2003.

Contractual Obligations

We have entered into agreements with PC Mall, which provide for, among other things, administrative services, office space, inventory management and order fulfillment, information systems operation and administration, employee benefits, intellectual property matters, and other ongoing relationships. PC Mall provides us with information systems usage of telecommunications systems and hardware and software systems and information technology services, and related support services under an agreement with a term of two years, which we may terminate with six months prior notice. The administrative services agreement has a term of one year and is terminable by us upon 90 days notice. Our inventory management and order fulfillment agreement has a term ending upon the earlier of the completion of the distribution or the first anniversary of the agreement and may be terminated by us upon 90 days prior notice. Our aggregate fixed payment obligations to PC Mall under these agreements for the 12 months (assuming no earlier termination by either party) following the execution of these agreements is $1.8 million. This amount does not include charges for our proportionate share of common area maintenance under our sublease with PC Mall or our use of telecommunications and systems and hardware and software systems. The agreements also provide for certain transaction-based fees for fulfillment and shipping. A more detailed discussion of these agreements with PC Mall is contained under the heading "Certain Relationships and Related Transactions" in our registration statements on Form S-1 filed in connection with our initial public offering.

Inflation

Inflation has not had a material impact upon operating results, and we do not expect it to have such an impact in the near future. There can be no assurances, however, that our business will not be so affected by inflation.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to the risks of fluctuating interest rates on our balance of advances from PC Mall. The variable interest rate on the advance is tied to the prime rate. If the variable rate on the advance changes, and we are in a net debt position, we may be required to pay more interest. We believe that the effect of any change in interest rates will not be material to our financial position.

It is our policy not to enter into derivative financial instruments. We do not have any significant foreign currency exposure since we do not transact business in foreign currencies. Therefore, we do not have significant overall currency exposure at September 30, 2004.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our  internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 On August 27, 2004, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-115199). The Registration Statement covered the sale of 3,465,000 shares of our common stock at an offering price of $5.80 per share. William Blair & Company acted as managing underwriter in the offering (the "Underwriters"). On September 1, 2004, we completed the sale of 3,465,000 shares of our common stock for aggregate consideration of $20.1 million, less underwriting discounts and commissions of $1.4 million. We incurred approximately $2.1 million of offering expenses in connection with the offering. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates. Our net proceeds of the offering after deducting our offering expenses were $16.6 million. In connection with our IPO, we paid a dividend of $2.5 million to PC Mall through a non-cash settlement of the capital contribution due from PC Mall outstanding at the completion of our IPO. Through September 30, 2004, none of the net proceeds have been used on a cash flow basis as payments to our vendors were paid for by our Affiliate which is reflected on our balance sheet as net advances from affiliate. This balance also includes payments related to our offering expenses.

ITEM 6.   EXHIBITS

Exhibit Number		Description
2.1		Master Separation and Distribution Agreement, dated September 1, 2004 (included as Exhibit 10.1 hereto)
3.1		Amended and Restated Certificate of Incorporation (1)
3.2		Amended and Restated Bylaws (1)
10.1		Master Separation and Distribution Agreement, dated September 1, 2004
10.2		Tax Allocation and Indemnification Agreement, dated September 1, 2004
10.3		Employee Benefit Matters Agreement, dated September 1, 2004
10.4		Administrative Services Agreement, dated September 1, 2004
10.5		Product Sales, Inventory Management and Order Fulfillment Agreement, dated September 1, 2004
10.6		Information Technology Systems Usage and Services Agreement, dated September 1, 2004
10.7		AF Services Software License Agreement, dated September 1, 2004
10.8		Amended and Restated Sublease Agreement, dated September 1, 2004
10.9		Registration Rights Agreement with PC Mall, dated September 1, 2004
10.10		Registration Rights Agreement with Frank Khulusi, dated September 1, 2004
10.11	*	eCOST.com, Inc. 2004 Stock Incentive Plan and 2004 Non-employee Director Option Program (2)
10.12		Loan and Security Agreement with Congress Financial Corporation (Western), dated August 3, 2004 (3)
10.13		Form of Indemnification Agreement with directors and executive officers
10.14	*	Form of Notice of Stock Option Award and Stock Option Award Agreement under 2004 Stock Incentive Plan
10.15	*	Form of Notice of Stock Option Award and Stock Option Award Agreement for Non-employee Directors under 2004 Stock Incentive Plan
31.1		Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
31.2		Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
32.1		Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
* The referenced exhibit is a compensatory contract, plan or arrangement

(1) Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on July 26, 2004.

(2) Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on July 2, 2004.

(3) Incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on August 3, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2004		eCOST.COM, INC.

	By:	/s/ Ted Sanders Ted Sanders Chief Financial Officer

(Duly Authorized Officer of the Registrant and Principal Financial Officer)

 eCOST.COM, INC.

 EXHIBIT INDEX

Exhibit Number		Description
2.1		Master Separation and Distribution Agreement, dated September 1, 2004 (included as Exhibit 10.1 hereto)
3.1		Amended and Restated Certificate of Incorporation (1)
3.2		Amended and Restated Bylaws (1)
10.1		Master Separation and Distribution Agreement, dated September 1, 2004
10.2		Tax Allocation and Indemnification Agreement, dated September 1, 2004
10.3		Employee Benefit Matters Agreement, dated September 1, 2004
10.4		Administrative Services Agreement, dated September 1, 2004
10.5		Product Sales, Inventory Management and Order Fulfillment Agreement, dated September 1, 2004
10.6		Information Technology Systems Usage and Services Agreement, dated September 1, 2004
10.7		AF Services Software License Agreement, dated September 1, 2004
10.8		Amended and Restated Sublease Agreement, dated September 1, 2004
10.9		Registration Rights Agreement with PC Mall, dated September 1, 2004
10.10		Registration Rights Agreement with Frank Khulusi, dated September 1, 2004
10.11	*	eCOST.com, Inc. 2004 Stock Incentive Plan and 2004 Non-employee Director Option Program (2)
10.12		Loan and Security Agreement with Congress Financial Corporation (Western), dated August 3, 2004 (3)
10.13		Form of Indemnification Agreement with directors and executive officers
10.14	*	Form of Notice of Stock Option Award and Stock Option Award Agreement under 2004 Stock Incentive Plan
10.15	*	Form of Notice of Stock Option Award and Stock Option Award Agreement for Non-employee Directors under 2004 Stock Incentive Plan
31.1		Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
31.2		Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
32.1		Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
* The referenced exhibit is a compensatory contract, plan or arrangement

(1) Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on July 26, 2004.

(2) Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on July 2, 2004.

(3) Incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on August 3, 2004.