Form 10-Q/A
period 2004-09-30
ECOST COM INC
filed 2004-11-17
CIK 1287503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A is being filed with respect to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2004, solely to include as exhibits previously listed in the Form 10-Q for the quarter ended September 30, 2004 certain executed agreements, unexecuted forms of which were previously filed with Amendment No. 2 to the registrant's registration statement on Form S-1, which was filed with the Commission on July 2, 2004.

ITEM 6.   EXHIBITS

Exhibit Number		Description
2.1		Master Separation and Distribution Agreement, dated September 1, 2004 (included as Exhibit 10.1 hereto)
3.1		Amended and Restated Certificate of Incorporation (1)
3.2		Amended and Restated Bylaws (1)
10.1		Master Separation and Distribution Agreement, dated September 1, 2004
10.2		Tax Allocation and Indemnification Agreement, dated September 1, 2004
10.3		Employee Benefit Matters Agreement, dated September 1, 2004
10.4		Administrative Services Agreement, dated September 1, 2004
10.5		Product Sales, Inventory Management and Order Fulfillment Agreement, dated September 1, 2004
10.6		Information Technology Systems Usage and Services Agreement, dated September 1, 2004
10.7		AF Services Software License Agreement, dated September 1, 2004
10.8		Amended and Restated Sublease Agreement, dated September 1, 2004
10.9		Registration Rights Agreement with PC Mall, dated September 1, 2004
10.10		Registration Rights Agreement with Frank Khulusi, dated September 1, 2004
10.11	*	eCOST.com, Inc. 2004 Stock Incentive Plan and 2004 Non-employee Director Option Program (2)
10.12		Loan and Security Agreement with Congress Financial Corporation (Western), dated August 3, 2004 (3)
10.13		Form of Indemnification Agreement with directors and executive officers (4)
10.14	*	Form of Notice of Stock Option Award and Stock Option Award Agreement under 2004 Stock Incentive Plan (4)
10.15	*	Form of Notice of Stock Option Award and Stock Option Award Agreement for Non-employee Directors under 2004 Stock Incentive Plan (4)
31.1		Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
31.2		Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
32.1		Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (4)
32.2		Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (4)
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

(4) Previously filed on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 15, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 17, 2004	eCOST.com, Inc.

	By:	/s/ Ted Sanders Ted Sanders Chief Financial Officer

(Duly Authorized Officer of the Registrant and Principal Financial Officer)

 eCOST.COM, INC.

 EXHIBIT INDEX

Exhibit Number		Description
2.1		Master Separation and Distribution Agreement, dated September 1, 2004 (included as Exhibit 10.1 hereto)
3.1		Amended and Restated Certificate of Incorporation (1)
3.2		Amended and Restated Bylaws (1)
10.1		Master Separation and Distribution Agreement, dated September 1, 2004
10.2		Tax Allocation and Indemnification Agreement, dated September 1, 2004
10.3		Employee Benefit Matters Agreement, dated September 1, 2004
10.4		Administrative Services Agreement, dated September 1, 2004
10.5		Product Sales, Inventory Management and Order Fulfillment Agreement, dated September 1, 2004
10.6		Information Technology Systems Usage and Services Agreement, dated September 1, 2004
10.7		AF Services Software License Agreement, dated September 1, 2004
10.8		Amended and Restated Sublease Agreement, dated September 1, 2004
10.9		Registration Rights Agreement with PC Mall, dated September 1, 2004
10.10		Registration Rights Agreement with Frank Khulusi, dated September 1, 2004
10.11	*	eCOST.com, Inc. 2004 Stock Incentive Plan and 2004 Non-employee Director Option Program (2)
10.12		Loan and Security Agreement with Congress Financial Corporation (Western), dated August 3, 2004 (3)
10.13		Form of Indemnification Agreement with directors and executive officers (4)
10.14	*	Form of Notice of Stock Option Award and Stock Option Award Agreement under 2004 Stock Incentive Plan (4)
10.15	*	Form of Notice of Stock Option Award and Stock Option Award Agreement for Non-employee Directors under 2004 Stock Incentive Plan (4)
31.1		Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
31.2		Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
32.1		Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (4)
32.2		Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (4)
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

(4) Previously filed on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 15, 2004.