Form 10-K
period 2004-12-31
ECOST COM INC
filed 2005-03-31
CIK 1287503

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-50887

eCOST.com, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	33-0843777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2555 West 190th Street, Suite 106, Torrance, CA 90504

(Address of principal executive offices, including zip code)

(310) 225-4044

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2004 was unavailable because there was no public market for the Registrant’s Common Stock on such date. Such value at March 29, 2005 was approximately $23.0 million, based upon the closing sale price of the Registrant’s Common Stock on such date, as reported on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each of the issuer’s classes of common stock as of March 29, 2005: 17,465,000 shares of Common Stock, $0.001 par value per share.

Documents Incorporated By Reference Into Part III:

Portions of the definitive Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2004 are incorporated by reference into Part III of this Report.

eCOST.com, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include our expectations, hopes, beliefs or intentions regarding the future, including but not limited to statements regarding our strategy, competition, markets, vendors, expenses, demand for our products and services, development plans (including anticipated cost, timing and eventual acceptance of new technologies, services or product categories by the market), our transition to being a stand-alone company and our spin-off from PC Mall, revenue, margins, operations and compliance with applicable laws. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail in “Risk Factors” and elsewhere in this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

PART I

Item 1.	Business.

Overview

We are a leading multi-category online discount retailer of high quality new, close-out and refurbished brand-name merchandise. We currently offer over 100,000 products in twelve merchandise categories, including computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games, travel, bed and bath, apparel and accessories, licensed sports gear and cellular/wireless. We appeal to a broad range of consumer and small business customers through what we believe is a unique and convenient buying experience, offering two shopping formats: every day low price and our proprietary Bargain Countdown™. This combination of shopping formats helps attract value-conscious customers to our eCOST.com website who are looking for high quality products at low prices. Additionally, we offer a fee-based membership program to develop customer loyalty by providing subscribers exclusive access to preferential offers. We also provide rapid response customer service utilizing a strategically located distribution center and third-party fulfillment providers, as well as customer support from online and on-call sales representatives. We offer suppliers an efficient sales channel for merchandise in all stages of the product life cycle. We carry products from leading manufacturers such as Apple, Canon, Citizen, Denon, Hewlett-Packard, Nikon, Onkyo, Seiko and Toshiba and have access to a broad and deep selection of merchandise, including new and deeply discounted close-out and refurbished merchandise.

We were incorporated in Delaware in February 1999, as a wholly-owned subsidiary of PC Mall, Inc. We have operated as a reporting segment of PC Mall’s business since April 1999. In September 2004, we completed an initial public offering of 3,465,000 shares of our common stock, leaving PC Mall with ownership of approximately 80.2% of the outstanding shares of our common stock. On March 18, 2005, PC Mall announced that its board of directors declared a special stock dividend of PC Mall’s ownership interest in our company, equivalent to 14,000,000 shares of our common stock or 80.2% of our outstanding shares, and plans to distribute the shares to its common stockholders on April 11, 2005. We refer to this as the “distribution” or the “spin-off.” Following the planned distribution, we will no longer be a subsidiary of PC Mall. Completion of the distribution is contingent upon the satisfaction of a variety of conditions as set forth in the Master Separation and Distribution Agreement previously entered into between us and PC Mall. The distribution may not occur by the contemplated time or may not occur at all.

Industry Overview

Industry research indicates that the market for online retail sales is growing, an increasing share of the population is relying on the Internet to purchase products, and the average online buyer is spending more each year. The Internet offers consumers several advantages over traditional shopping channels. Consumers have no limitations from store location and are able to shop throughout the day and evening from their offices and homes. Consumers also benefit from increased merchandise selection on the Internet. Difficult-to-find accessories and obsolete models are often available at specialized online retailers. In addition, due to the relationship marketing focus of many online retailers, consumers benefit from personalized services and advertising.

Suppliers are attracted to the Internet for a variety of reasons. First, the Internet provides suppliers significant merchandising flexibility because of their ability to communicate detailed product information, editorial content and pricing information. In addition, the lack of any limitation on shelf space and the ability to display their full product portfolio through online retailers is also an attractive feature. Through the receipt of instant feedback on product sell-through, suppliers and manufacturers can monitor channel relationships more efficiently. Also, suppliers can more efficiently sell close-out merchandise through the Internet without having to allocate the merchandise among many physical brick-and-mortar locations. Manufacturers also benefit from the ability to advertise more effectively on the Internet than in traditional print media. The capability to reach a large group of customers from a central location and the potential for low-cost customer interaction create significant advantages.

Our Strengths

We have developed a differentiated business model which provides our customers and vendors with numerous benefits. We provide consumers and small businesses with quick and convenient access to high quality, new, close-out and refurbished brand-name merchandise at discount prices similar to a traditional discount retailer without the stocking limitations and store location constraints. We believe we are unlike other online retailers because we market multiple merchandise categories and product types, serve both small businesses and consumers and offer two ways to purchase products: every day low price and our proprietary Bargain Countdown™.

We offer the following key benefits to customers shopping on our website:

•	Broad and deep product selection. We sell high quality products across a broad selection of merchandise categories. Most of the products offered on our website are from well-known, brand-name manufacturers. We currently offer over 100,000 different products in twelve categories. Our product offerings are updated continually to reflect new product trends, keeping our merchandise selection relevant for our customers so they continue to visit our website.

•	Compelling price-to-value proposition. As part of our strategy to appeal to the high frequency value-oriented shopper, we offer low prices on new products and deeper discounts on our assortment of close-out and refurbished merchandise. We employ aggressive promotional strategies to provide incentives for our customers to purchase merchandise on our website and build customer loyalty. We also offer a fee-based membership program to reward customer loyalty by providing exclusive access to preferential offers to subscribers.

•	Two shopping formats on our website. We appeal to a broad customer base by offering two shopping formats designed to attract frequent visits to our website: every day low price and our proprietary Bargain Countdown™. For the shopper who wants new and recently released products from leading manufacturers, we offer discounted merchandise in an every day low price format. For the bargain shopper interested in close-out and refurbished merchandise, we market products using our Bargain Countdown™ format which features time- and quantity-limited offers of selected merchandise that are more deeply discounted.

•	Rapid response order fulfillment. We ship substantially all of our customer orders from inventory at an outsourced distribution facility located near the FedEx main hub in Memphis, Tennessee. Substantially all orders in stock at the Memphis facility placed as late as 10:15 p.m. Eastern Time ship the same day and can be delivered at the customer’s request by 10:30 a.m. the next day for most domestic locations. We also utilize virtual warehouse technology to access merchandise that is not in stock at our outsourced distribution facility. PC Mall has historically provided order fulfillment services to us and will continue to provide these services until the distribution. We recently signed a lease for our own distribution facility located near the FedEx main hub in Memphis, Tennessee and are currently building out the facility. We expect this new facility to be operational by early April 2005. For a more complete description of our fulfillment operations and our transition to this new facility, see “Fulfillment Operations” under this Item 1.

•	Responsive customer service and positive shopping experience. We believe that our customer service differentiates the buying experience for our customers. Our experienced team of 16 inbound sales representatives and 18 customer service representatives assist our consumer customers by telephone and e-mail. We also have 26 relationship managers who are assigned to many of our small business customers to service their needs and increase future sales opportunities. Our website contains helpful features such as in-depth product information, inventory levels and order status. In addition, we continually monitor website traffic and order activity and periodically update our website to enhance the shopping experience for our customers.

•	Appealing features for small business customers. We offer our small business customers a convenient and differentiated way to purchase products through their own secure personalized website, which enables them to receive customized pricing and product offerings and which increases the efficiency of their shopping experience. Other helpful features for our business customers include purchasing and payment history, software licensing, custom hardware configurations and flexible payment alternatives, including net 30-day payment terms and lease financing through third-party sources. We also assign relationship managers to provide personalized service to many of our business customers.

We provide manufacturers and other vendors with a convenient channel to sell both large and small quantities of new, close-out and refurbished inventory. We offer manufacturers and vendors the following key benefits:

•	Single point of distribution. Manufacturers and other vendors often use separate channels to sell new, refurbished and close-out products because most retailers offer products in only one stage of the product life cycle. Through our two shopping formats, we offer manufacturers and other vendors the flexibility to use eCOST.com to sell products in a brand sensitive manner in any stage of the product life cycle. For example, our Bargain Countdown™ capabilities allow our vendors to liquidate smaller, residual quantities of merchandise without disappointing customers due to the limited availability of such products.

•	Efficient distribution and sales channel. Our centralized outsourced distribution capability reduces vendor costs in shipping product to us. Our ability to rapidly sell inventory is a benefit to those vendors that offer us protection against price erosion. Our centralized product management and feedback to vendors on product sell-through and inventory position allow vendors to efficiently monitor product movement and placement, eliminating the need for frequent visits by vendor representatives to physical retail locations. PC Mall currently provides us with our inventory management and order fulfillment capabilities and will continue to do so until the spin-off. We recently signed a lease for our own distribution facility located near the FedEx main hub in Memphis, Tennessee and expect this new facility to be operational by early April 2005. For a more complete description of our fulfillment operations and our transition to this new facility, see “Fulfillment Operations” under this Item 1.

•	Customized manufacturer stores. With our in-house design and merchandising team, we provide manufacturers the opportunity to showcase their full assortment of products and accessories by establishing virtual stores on our website that are specific to individual manufacturers. We believe this allows manufacturers to maximize sales and branding of their products. We promote these manufacturer stores to our customer base through our integrated marketing strategy, including targeted e-mails highlighting a specific manufacturer and its products and directing customers to that manufacturer store on our website.

•	Speed to market for newly released products. We respond rapidly to new product releases from manufacturers through our ability to quickly post and market new products on our website and satisfy immediate customer demand through our rapid response order fulfillment capabilities.

Our Growth Strategy

Our objective, as a leading online discount retailer, is to develop our brand both nationally and internationally, offer high quality merchandise across multiple categories and provide a superior customer experience. Key elements of our growth strategy include:

•	expanding our product offerings and merchandise categories to attract new customers and offer an increased variety of merchandise to our existing customers;

•	acquiring new customers through continued online marketing campaigns as well as through new techniques involving online and traditional offline advertising, including print, media and direct mail;

•	expanding our sales to existing customers by encouraging them to visit our website repeatedly, to browse through additional merchandise categories, product offerings, new merchandise assortments, and new promotions; and

•	increasing eCOST.com brand awareness through strategic online and offline advertising programs.

Our Customers

We focus on consumers and small business customers. Our consumer customers are savvy, online shoppers, who are brand and price conscious, and interested in new technology. Our business customers include small businesses that we believe are currently underserved by other multi-category online retailers. While our business customer relationship managers focus on sales to small businesses, they also service businesses of all types and sizes. Our small business customers appreciate our superior and personalized customer service and our ability to offer new and current, close-out and refurbished merchandise at competitive prices. In 2003 and 2004, consumer sales represented approximately 72% and 66%, respectively, of our total net sales and business sales represented approximately 28% and 34%, respectively, of our total net sales.

Our Website

Our website is comprehensive, easy to use and provides an exciting shopping experience which encourages customer loyalty and repeat visits. We add hundreds of new products to our online product mix weekly. Our website features high-quality product images, detailed product information and manufacturer specifications, as well as highlights of best-selling products and suggested accessories. We continually incorporate new technologies to improve the ease of use of our website.

Currently, the products available on the every day low price portion of our website are organized into twelve primary product categories: computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games, travel, bed and bath, apparel and accessories, licensed sports gear and cellular/wireless. We also offer the same products, if they meet certain criteria, on the Bargain Countdown™ section of our website. In addition to being able to use keyword searches to locate specific products on our website, customers can browse or search the products available on the every day low price portion of our website by navigating the subcategories contained in our primary product categories and our featured manufacturer product showcases. Products that fall within more than one subcategory on our website are often posted on more than one web page, which we believe increases the visibility of the products and assists the customer in finding desired merchandise.

Every day low price. Our multi-category merchandise assortment is available in an every day low price retail format. Products are organized by subcategory under each major category tab. Each major category includes informative and shopper-friendly “showcases” organized by manufacturer, new technology, best sellers, seasonal gift guides, and new products. This shopping format features discounted new products and recently released products from leading manufacturers.

Bargain Countdown™. Our proprietary Bargain Countdown™ shopping format offers close-out, refurbished and highly allocated products in limited quantities for a limited time. Bargain Countdown™ features over 100 different product offers daily, indicating the quantity of items remaining for the current offer and the time remaining to purchase the product. Based on the popularity of an offer, an animated graphic icon will appear to alert the customer of the item’s current sales velocity. After the offer has expired, the product is removed from Bargain Countdown™ and may no longer be available at the previously deeply discounted price. Our Bargain Countdown™ shopping format encourages repeat visits to our website due to the rapidly changing mix of merchandise, animated graphics, the unique collection of close-out deals and the search for bargains. We also have theme-based Bargain

Countdown™ tabs throughout the year, including Holiday Countdown, Watches and Jewelry Countdown, Game of the Year Countdown, and Fashion Products and Accessories Countdown. Our Clearance Countdown tab is primarily used to liquidate overstocked and excess inventory across all product categories. Our Bargain Countdown Platinum Club format is a version of Bargain Countdown™ and offers exclusive pricing on select merchandise to our fee-based members.

Other key features of our website include: advanced search, online order status retrieval, online payment, shipping alternatives, online registration for promotions and catalogs and online extended warranty recommendations.

As a commitment to our small business customers, we have created a customized information area available as a link from our website which features services, benefits and information for our small business customers. Such additional features and services include access to our business customer relationship management team, the ability to set up a customized corporate extranet site with custom pricing and product catalogs, net 30-day credit terms, software licensing, computer system configurations, and leasing alternatives.

Our Merchandise

We strive to offer our customers an expansive selection of varied types of merchandise and currently offer more than 100,000 products on our website in twelve different merchandise categories. While our product offerings change on a regular basis due to product availability and customer demand, we continually offer a wide variety of merchandise.

Computer hardware and software. Our computer hardware and software product category contains subcategories for computer systems, computer hardware and computer software. In these subcategories customers can find products such as desktop, notebook and handheld computers; servers; personal digital assistants; various hardware including CD and DVD drives and burners, flat screen monitors, color laser printers, scanners and networking equipment and business, education and entertainment software.

Home electronics. Our home electronics product category contains subcategories for camcorders, DVD players, audio systems, speakers, big screen and plasma televisions, VCR and digital video recorders, portables and accessories. Within these subcategories, customers can find products such as video cameras in popular formats like DVD players; surround sound audio systems; subwoofers, center channel and bookshelf speakers; LCD, plasma and projection screen televisions; digital video recorders that pause, rewind and replay live television; digital music players and a variety of accessories such as cables, remote controls and headphones.

Digital imaging. Our digital imaging product category contains products including digital still cameras; video cameras and camcorders in MiniDV format; drawing tablets for digital photo editing; digital photo and image editing software and photo printers.

Watches and jewelry. Our watches and jewelry product category offers customers the ability to shop in subcategories dedicated to watches, jewelry and pens. Within these subcategories, customers can find brand name men’s and women’s watches; gold, silver, platinum and diamond jewelry such as rings, necklaces, pendants, earrings and bracelets and fountain and ballpoint pens.

Housewares. Our housewares product category is dedicated to household appliances, kitchenware, personal care appliances, home decor and luggage. Within this portion of our website consumers can find products such as traditional household appliances including blenders, toasters and vacuum cleaners; professional quality cookware and gourmet kitchen appliances such as coffee grinders.

DVD movies. Our DVD movies product category offers consumers an array of new release and classic DVDs in a wide range of genres, including action and adventure; animated; comedy; documentary; drama; family; horror; music video and concerts; musicals and performing arts; mystery and suspense; sci-fi and fantasy; sports and fitness and television.

Video games. Our video game product category includes hardware and software products based on popular gaming platforms. Within subcategories dedicated to Sony PlayStation, Microsoft Xbox, Nintendo GameCube and PC gaming, customers can find hardware products and accessories, as well as action and adventure, role playing, simulation, sports, strategy and other types of video games.

Travel. Our travel category, which was introduced in October 2004, is dedicated to serve customer travel requirements such as booking arrangements for flights, hotels and cars, with the opportunity for customers to benefit from special offers. For our travel category, we have an arrangement with a third party travel services provider under which we receive commissions for travel arrangements made through our website.

Bed and bath. Our bed and bath product category, which was introduced in December 2004, is dedicated to bed and bath products and we have organized the website to allow customers to shop by subcategory. Within these subcategories we offer a variety of bed linens, pillows, blankets, comforters, towels and other select items.

Apparel and accessories. We introduced our apparel and accessories product category in December 2004, which features select clothing, footwear and accessories. Included in the product offering are subcategories of products allowing customers to access a variety of brand name garments such as men’s and women’s coats and jackets, sleepwear, ties, footwear such as suede boots, and recognized brand name purses and handbags.

Licensed sports gear. Our licensed sports gear product category, which was introduced in October 2004, is dedicated to sportswear apparel and memorabilia and includes a variety of products such as collector items, gifts, novelties, clothing and car mats. The website allows customers to access select professional sports team stores.

Cellular/Wireless. We introduced our cellular/wireless category in late November 2004, and within this category, we offer customers select cellular phones and service and a variety of cellular/wireless accessories including batteries, headsets, vehicle adaptors and battery chargers. For the cellular phones and service portion of this category, we have an arrangement with a third party cellular service provider under which we receive commissions for service plans and phones purchased by linking through our eCOST.com website.

We plan to expand into additional categories in order to attract new customers and offer a broader variety of merchandise to our existing customers. Categories currently under consideration include books, music, sporting goods/health and fitness, luggage and pet supplies. We also plan to increase our depth in our current categories by adding new subcategories, brands and products.

Sales and Marketing

We currently focus our advertising efforts on efficient and effective marketing campaigns aimed at acquiring new customers, encouraging repeat purchases and establishing the eCOST.com brand. Our current online prospecting activities are primarily cost-per-click arrangements which include displaying our products within various price comparison sites and search engines such as CNET, PriceGrabber, Shopping.com and Google, strategic online banner advertising, affinity e-mail programs and participation in various online affiliate marketing programs. We send our current customers targeted e-mails focused on new product and category launches, special promotions, and product-related add-on and accessory offers, as well as cooperative manufacturer branding campaigns. We also mail an eCOST.com branded catalog to selected customers. Additional marketing campaigns have also included eCOST.com or manufacturer coupon offers and promotional shipping discounts.

We intend to continue to develop our small business customer base. We plan to recruit additional relationship managers and assign these managers to existing business customers. We seek to provide personalized service for these customers and build deeper relationships which will lead to a growing share of the customer’s overall purchases. We believe small business customers respond favorably to a one-to-one relationship model with personalized, well-trained, relationship managers. By contacting existing business customers on a systematic basis, we believe we have the opportunity to increase overall sales to those customers. We also offer our business customers the option to use a customized eCOST.com business website which provides customer-specific pricing, account history, password security and product catalog features. In addition, our business customers have multiple payment options including leasing and net 30-day credit terms. High volume customers may also qualify for special volume pricing.

Vendors

We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources, all of whom we consider our vendors. We provide vendors with a convenient channel to sell both large and small quantities of new, closeout and refurbished inventory. We offer significant advantages for vendors, including a single point of distribution, efficient channel relationships, customized manufacturer stores and speedy release of their newest merchandise. Our vendors provide us with brand name new and current products, close-out models and manufacturer refurbished products. We also have arrangements with third-party providers through which we receive commissions for products in certain categories, such as travel and cellular phones and service, as well as other marketing and promotional services generated through our eCOST.com website.

During 2004, we offered products on our website from over 1,000 third-party vendors. In general, we agree to offer products on our website and the manufacturers agree to provide us with information about their products and honor our customer service policies. We have historically relied on PC Mall for substantially all of our vendor relationships. As we transition to performing inventory management and order fulfillment functions on our own, we expect to establish and build our own relationships with vendors which in many cases will require us to obtain the necessary authorizations from vendors to resell their products.

Fulfillment Operations

We use a hybrid order fulfillment model that reduces inventory carrying cost while assuring that our customers experience rapid delivery and a high level of customer service. We use an outsourced distribution center, which stocks faster selling products as well as special purchases of refurbished and close-out merchandise. For slower selling products not stocked in inventory, we have access to merchandise that can be drop shipped from 14 major distributors through our virtual warehouse technology. We do not have any contractual agreements with these vendors to guarantee availability of merchandise. Our hybrid fulfillment system allows us to ship orders quickly while limiting our exposure to excess and obsolete inventory charges. When customers place orders on our website, orders are fulfilled through our outsourced distribution center or through vendors electronically linked to our order management system. We monitor both sources for accurate order fulfillment and timely shipment.

We ship a substantial majority of our customer orders from inventory at our outsourced warehouse facility located near the FedEx main hub in Memphis, Tennessee. For the years ended December 31, 2003 and 2004, we derived 84% and 89% of our gross sales from products sold out of inventory at our outsourced warehouse. The warehouse is operated with an automated warehouse management system that tracks the receipt of the inventory items, distributes order fulfillment assignments to warehouse employees and obtains rates for various shipping options to ensure low-cost outbound shipping. Our website relays orders to the warehouse management system throughout each day, and the warehouse management system in turn confirms to our website the shipment of each order. Our website provides customers with links to our freight providers to track the delivery status of a shipment.

We currently outsource our inventory management and order fulfillment operations to PC Mall. In January 2005, we signed a lease for our own distribution facility located near the FedEx main hub in Memphis, Tennessee and are currently building out the facility. We expect this new facility to be operational by early April 2005. Under our current arrangement with PC Mall for outsourced inventory management and order fulfillment, which will terminate upon completion of the spin-off, PC Mall charges us a per order fulfillment fee and passes inventory risk to us based on a fixed management fee and restocking fee. For a description of the risks we face in this transition, please see “Risk Factors-If we fail to successfully manage or expand our inventory management and order fulfillment operations, we may be unable to meet customer demand for our products and may incur higher expenses or additional costs”

Shipping and Handling. Customers can choose various shipping services at their expense ranging from next day by 10:30 a.m. to deferred ground delivery. Shipping costs are determined through a number of variables, including the type of delivery service requested, shipping distance, package dimensions, delivery location and other factors. Approximately 99% of orders in stock at the Memphis facility placed as late as 10:15 p.m. Eastern Time ship the same day and can be delivered at the customer’s request by 10:30 a.m. the next day for most domestic locations.

Return Policy. We offer a 30-day return policy on selected items based on manufacturer return policies; otherwise all purchases are final. Upon receiving a return authorization number from an eCOST.com customer service representative, products may be returned within 30 days from the date of the invoice. Defective software products are eligible for exchange only. We charge a 15% restocking fee plus applicable shipping & handling charges for shipments refused by the customer. Returns of defective items, whether new or refurbished, will be accepted for exchange or repair, at our discretion, within 30 days of the invoice date. The customer is responsible for original and return shipping and handling charges on all approved returns.

Payment Terms. We offer our customers the following payment options: credit card, debit card, net 30-day payment terms for approved small business customers, bank money wire or third party business leasing through an approved lessor. We require verification of receipt of payment or credit card authorization before we ship any products to our customers who do not have pre-approved credit.

Handling and Processing Fee. We charge a handling and processing fee on most transactions consisting of a fixed fee for orders up to $500 or a percentage of the total order value for orders over $500.

Customer Service

Our business strategy has been to develop, cultivate and satisfy our growing customer base. As such, we focus on providing our customers with superior customer service in an effort to facilitate the best possible shopping experience and to encourage repeat business. Our customer service capabilities include our website functionality, personalized inbound call-center support and a business relationship sales team. In addition, we offer FedEx and UPS delivery service with multiple delivery options. Our team of inbound customer service representatives currently assists our customers via telephone and e-mail. We staff our customer service department with dedicated professionals who respond to phone and e-mail inquiries for product information, order processing, returns and other general questions. Our customer service staff receives up to approximately 16,000 inbound calls and 6,000 e-mail messages each week. To maintain a rapid response time for our e-mail and phone inquires, we often use automated e-mail and phone systems to help route the customer to the appropriate customer service representatives. We have 26 relationship managers who are assigned to many of our business customers to better service their needs and increase future sales opportunities.

Technology

We use our website, which was internally developed with PC Mall, and a combination of proprietary technologies and commercially available licensed technologies and solutions to support our operations, including Ecometry software for order processing, advertising and sales, fraud detection, purchasing, telemarketing and order management, virtual warehousing, and warehousing and shipping. We connect to the Internet over DS-3 lines through services provided by SBC and Qwest Communications. We regularly make improvements to our overall technology infrastructure to improve our customers’ shopping experiences.

Our information technology systems are located in our corporate headquarters in Torrance, California. PC Mall currently provides us with information technology support services to maintain our management information and reporting systems and owns or licenses substantially all of the infrastructure on which these systems operate. PC Mall also hosts our website using HP/Compaq web servers that are configured for redundancy and high availability. The servers operate in a load-balanced environment designed to accommodate large volumes of Internet traffic, and we have immediate access to standby servers that can provide additional traffic capacity if necessary. The servers are optimized for scalability to permit future growth in traffic volumes.

We use Cisco network components, including routers, local directors, switches and hubs, and our network is redundant and configured with auto fail-over for high availability. Furthermore, our data is currently stored on hardware that is backed up by a high-speed redundant storage system. All customer credit card numbers and financial and credit information are secured using secure server software, and we maintain credit card numbers behind appropriate firewalls.

Under our Information Technology Systems Usage and Services Agreement with PC Mall, PC Mall provides us with usage of telecommunications systems and hardware and software systems, information technology services and related support services, including maintaining our management information and reporting systems and hosting our website. We pay PC Mall a monthly fee of $40,000 for the services and usage of the hardware and software systems and we reimburse PC Mall for our actual telecommunications systems usage charges. To the extent we need to upgrade or expand the capacity of our systems, we will be responsible for purchasing any such additional capacity or hardware. The agreement has a term of two years, but either party may terminate the agreement earlier by providing the other party 180 days prior written notice of such termination. As part of our transition to becoming a stand-alone company, we will need to create our own operational and administrative infrastructure to replace the services PC Mall currently provides to us. For a discussion of the risks associated with our transition, please see “Risk Factors –We currently rely on PC Mall’s operational and administrative infrastructure, and our ability to operate our business will suffer if we do not develop our own infrastructure quickly and cost-effectively.”

Competition

The market for our products is intensely competitive, rapidly evolving and has relatively low barriers to entry. New competitors can launch new websites at relatively low cost. We believe that competition in our market is based predominantly on:

•	price;

•	product selection, quality and availability;

•	shopping convenience;

•	customer service; and

•	brand recognition.

We currently or potentially compete with a variety of companies that can be divided into several broad categories:

•	other multi-category online retailers such as Amazon.com and Buy.com;

•	online discount retailers of computer and consumer electronics merchandise such as Computers4Sure, NewEgg and TigerDirect;

•	liquidation e-tailers such as Overstock.com and SmartBargains;

•	consumer electronics and office supply superstores such as Best Buy, Circuit City, CompUSA, Office Depot, OfficeMax and Staples; and

•	manufacturers such as Apple, Dell, Gateway, Hewlett-Packard and IBM, who sell directly to customers.

Our largest manufacturers have sold, and continue to intensify their efforts to sell, their products directly to customers. To the extent additional manufacturers adopt this selling format or this trend becomes more prevalent, it could adversely affect our sales growth and profitability. In addition, PC Mall currently offers many of the same products for sale as we offer, and PC Mall will not be restricted from competing with us in the future.

Intellectual Property

We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights. Despite these precautions, it is possible that third parties may copy or otherwise obtain and use our intellectual property, including our domain names, without authorization. Although we regularly assert our intellectual property rights when we learn that they are being infringed, these claims can be time-consuming and may require litigation and/or administrative proceedings to be successful. We have six trademarks and/or service marks which we consider to be material to the successful operation of our business: eCOST®, eCOST.com®, eCOST.com Bargain Countdown™, eCOST.com Your Online Discount Superstore!™, Bargain Countdown™ and Bargain Countdown Platinum Club™. We currently use all of these marks in connection with telephone, mail order, catalog, and online retail services. We have registrations for eCOST® and eCOST.com® in the United States for online retail order services and have seven pending applications for eCOST®, eCOST.com®, eCOST.com Bargain Countdown™ and Bargain Countdown™, eCOST.com Your Online Discount Superstore!™ and Bargain Countdown Platinum Club™ in the United States and three pending applications for eCOST™, eCOST.com™ and Bargain Countdown™ in Canada and the United Kingdom. Our applications may not be granted and we may not be able to secure significant protection for our service marks and trademarks.

We have filed an application with the U.S. Patent and Trademark Office seeking patent protection for our proprietary Bargain Countdown™ technology. We cannot provide any assurance that a patent will be issued from this patent application. In addition, effective patent and trademark protection may not be available or may not be sought by us in every country in which our products and services are made available online, including the United States.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by our company. Third parties have asserted, and may in the future assert, that our business or the technologies we use infringe their intellectual property rights. Although we have not been subject to legal proceedings in the past, we may be subject to intellectual property legal proceedings and claims in the ordinary course of our business. We cannot predict whether third parties will assert additional claims of infringement against us in the future, or whether any future claims will prevent us from offering popular products or operating our business as planned. For a discussion of risks associated with our trademarks, patents and other intellectual property, please see “Risk Factors – If the protection of our trademarks and proprietary rights is inadequate, our brand and reputation could be impaired and we could lose customers” and “Risk Factors – If third parties claim we are infringing their intellectual property rights, we could incur significant litigation costs, be required to pay damages, change our business or incur licensing expenses.”

Government Regulation

We are subject to federal, state, local and foreign consumer protection laws, including laws protecting the privacy of our customers’ personally identifiable information and other non-public information and regulations prohibiting unfair and deceptive trade practices. Furthermore, the growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens and greater penalties on online companies. Moreover, there is a trend toward regulations requiring companies to provide consumers with greater information regarding, and greater control over, how their personal data is used, and requiring notification where unauthorized access to such data occurs. For example, California law currently requires us to notify each of our California customers who is affected by any data security breach in which an unauthorized person, such as a computer hacker, obtains such customer’s social security number, driver’s license number or California Identification Card number, account number, credit or debit card number, in combination with any required security code, access code, or password that would permit access to a customer’s account. In addition, several jurisdictions, including foreign countries, have adopted privacy-related laws that restrict or prohibit unsolicited email promotions, commonly known as “spam,” and that impose significant monetary and other penalties for violations. One such law, the “CAN-SPAM” Act of 2003, became effective in the United States on January 1, 2004 and imposes complex, burdensome and often ambiguous requirements in connection with our sending commercial email to our customers and potential customers. Moreover, in an effort to comply with these laws, Internet service providers may increasingly block legitimate marketing emails. These consumer protection laws may become more stringent in the future and could result in substantial compliance costs and could interfere with the conduct of our business.

We collect sales or other similar taxes for shipments of goods in California and Tennessee. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies that engage in online commerce. If sales tax obligations are successfully imposed upon us by a state or other jurisdiction, we could be exposed to substantial tax liabilities for past sales and fines and penalties for failure to collect sales taxes and we could suffer decreased sales in that state or jurisdiction as the effective cost of purchasing goods from us increases for those residing in that state or jurisdiction.

In many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes or regulatory restrictions on our business. These taxes could have an adverse effect on our cash flows and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

Employees

As of December 31, 2004, we had 93 full-time employees, including 16 in inbound sales, 18 in customer service, 26 in business customer relationship management, 27 in sales and marketing, 2 in merchandising and 4 in our executive and administrative department. During the holiday shopping season, we have historically hired a number of temporary employees. We have never had a work stoppage, and our employees are not represented by a labor union. We consider our employee relationships to be positive.

Available Information

We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports available on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Our Code of Ethics, Director Nomination Policy, Audit Committee Charter and Compensation Committee Charter are available on our website. Our corporate website is located at www.ecost.com. None of the information contained on our website is intended to be part of this report or incorporated by reference herein.

Executive Officers

The table below sets forth information as of March 29, 2005 about individuals who serve as our executive officers.

Name	Age	Positions
Adam W. Shaffer	39	Chairman, Chief Executive Officer and Director

Gary W. Guy	35	President and Director

Elizabeth S.C.S. Murray	49	Executive Vice President, Treasurer and Secretary and Chief Financial Officer

The following is a biographical summary of the experience of the executive officers:

Adam W. Shaffer joined our company as Chief Executive Officer in March 2004 and has served as one of our directors since April 2004. In July 2001, Mr. Shaffer founded Safety-911, LLC, a national direct marketer of public safety equipment, where he served as President and Chief Executive Officer until April 2004. From October 2000 to July 2001, Mr. Shaffer was a consultant to Dennis Publishing Ltd., the publisher of Maxim Magazine, where he served as Director of Brand Management. From April 1992 through July 2000, Mr. Shaffer worked for Micro Warehouse, Inc., a direct reseller of branded information technology products and services, where he held various management positions including Executive Vice President of Marketing, Advertising, Purchasing and International Operations and Executive Vice President of Sales. Prior to that time, Mr. Shaffer served as Product and Catalog Manager of Global Computer Supplies, a direct marketer of computer products and supplies. Mr. Shaffer started his career in 1984 with Logicsoft Inc., a direct marketer of computer products, where he rose to the level of Category and Marketing Manager.

Gary W. Guy has served as our President and director since October 2001. He also served as our Treasurer from October 2001 through April 2004, as our Secretary from October 2001 through January 2003 and from February 2004 through April 2004, and as a director from October 2001 to April 2004. Mr. Guy joined eCost.com in June 1999 as Vice President of Sales and Marketing. Prior to joining our company, he served as Vice President of marketing for PC Mall. From June 1994 to May 1999, Mr. Guy held various sales, marketing and product management positions within PC Mall.

Elizabeth S.C.S. Murray joined our company in January 2005 as Executive Vice President, Chief Financial Officer, Secretary and Treasurer. Ms. Murray previously served as Executive Vice President and Chief Financial Officer of Digital Insight Corporation, a publicly traded provider of online banking technologies, from March 2002 until January 2005. From 1998 to 2002 Ms. Murray served as Executive Vice President and Chief Financial Officer of Korn/Ferry International, a publicly traded company specializing in executive management recruitment. Ms. Murray served as Executive Vice President and Chief Financial Officer of Tycom Inc. from June 1997 to December 1997, and from 1994 to June 1997 she was the Chief Financial Officer and Vice President of Hughes Communications, Inc., a subsidiary of Hughes Electronics Corporation. Ms. Murray is a Chartered Accountant with the Institute of Chartered Accountants in Scotland and received her BA in business studies from Robert Gordon University.

RISK FACTORS

This annual report, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. We face a number of risks and uncertainties which could cause actual results or events to differ materially from those contained in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, the following:

Risks Relating to Our Business

Our limited operating history makes evaluation of our business difficult.

We were originally organized in February 1999 and launched our website in April 1999. Our limited operating history will make it difficult for investors to evaluate our business and future operating results. Investors must consider our business and prospects in light of the risks and difficulties we may face as an early stage company with limited operating history. These risks and difficulties include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

Our historical financial information may not be representative of what our actual results would have been if we were an independent company or indicative of what our future results may be.

Our financial results are presented in this annual report on a stand-alone basis. However, PC Mall historically accounted for our business for financial reporting purposes as a segment within its consolidated financial statements. The historical financial information we have included in this report does not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity and not part of PC Mall’s consolidated group during the periods presented. The historical costs and expenses reflected in our financial statements include charges for certain corporate functions historically provided by PC Mall, including administrative services (accounting, human resources, tax services, legal and treasury), inventory management and order fulfillment, credit card processing, information systems operation and administration, advertising services and use of office space. These allocated charges were based on what we and PC Mall considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. We have not made a determination of whether these expenses are comparable to those we could have obtained from an unrelated third party. The historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future and does not reflect many significant changes that have and will occur in our capital structure, funding and operations as a result of our separation from PC Mall. For example, we may face increased costs for leases, senior management, insurance, technology software and support, employee benefits, financing and increased costs associated with being a publicly traded, stand-alone company.

We may not be able to achieve or maintain profitability.

We have invested heavily in our website development, advertising, hiring of personnel and startup costs. We have reported a net loss for the year ended December 31, 2004 of $1.2 million and had an accumulated deficit of approximately $11.2 million at December 31, 2004. Our ability to achieve or maintain profitability given our planned business strategy depends upon a number of factors, including our ability to achieve or maintain vendor relationships, procure merchandise and fulfill orders in an efficient manner, leverage our fixed cost structure, maintain adequate levels of vendor funding, and maintain customer acquisition costs at acceptable levels. We may not be able to achieve or maintain profitability on a quarterly or an annual basis.

Our ability to achieve or maintain profitability will also depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue. We expect to incur significant operating expenses and capital expenditures to establish ourselves as an independent company, including increased general and administrative costs to support our operations and the increased costs of being a public company, and costs to transition from an outsourced inventory management and order fulfillment function provided by PC Mall to performing such functions on our own. We also expect to incur significant operating expenses and capital expenditures to:

•	increase our customer base;

•	expand our marketing efforts to enhance our brand image;

•	further improve our order processing systems and capabilities;

•	acquire and enhance software and hardware systems necessary for the operation of our business;

•	develop enhanced technologies and features;

•	increase the size of our staff; and

•	expand our customer service capabilities to better serve our customers’ needs.

Because we will incur many of these expenses before we receive any revenues from our efforts, it will be more difficult for us to achieve or maintain profitability than it may otherwise have been if we developed our business more slowly. Further, we base our expenses in large part on our operating plans, current business strategies and future revenue projections. Many of our expenses are fixed in the short-term, and we may not be able to quickly reduce spending if our revenues are lower than we project. In addition, we may find that these efforts are more expensive than we currently anticipate. Therefore, the timing of these expenses may contribute to fluctuations in our quarterly operating results.

Our operating results are difficult to predict and may adversely affect our stock price.

Our operating results have fluctuated in the past and are likely to vary significantly in the future based upon a number of factors, many of which we cannot control. We operate in a highly dynamic industry and future results could be subject to significant fluctuations. These fluctuations could cause us to fail to meet or exceed financial expectations of investors, which could cause our stock price to decline rapidly and significantly. Revenue and expenses in future periods may be greater or less than revenue and expenses in the immediately preceding period or in the comparable period of the prior year. Therefore, period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. Some of the factors that could cause our operating results to fluctuate include:

•	the costs of establishing ourselves as an independent public company;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure;

•	price competition that results in lower sales volumes, lower profit margins, or net losses;

•	fluctuations in coupon redemption rates;

•	the amount and timing of advertising and marketing costs;

•	our ability to successfully integrate operations and technologies from any future acquisitions or other business combinations;

•	changes in the number of visitors to our website or our inability to convert those visitors into customers;

•	technical difficulties, including system or Internet failures;

•	fluctuations in the demand for our products or overstocking or understocking of our products;

•	introduction of new or enhanced services or products by us or our competitors;

•	fluctuations in shipping costs, particularly during the holiday season;

•	economic conditions generally or economic conditions specific to the Internet, online commerce, the retail industry or the mail order industry;

•	changes in the mix of products that we sell; and

•	fluctuations in levels of inventory theft, damage or obsolescence.

If we fail to successfully manage or expand our inventory management and order fulfillment operations, we may be unable to meet customer demand for our products and may incur higher expenses or additional costs.

Our outsourced order fulfillment and distribution operations are located in Memphis, Tennessee. Historically, PC Mall has provided inventory management and order fulfillment services to us. PC Mall will continue to provide these services to us until the spin-off. We are in the process of establishing our own inventory management and order fulfillment operations. In January 2005, we signed a lease for our own distribution facility located near the FedEx main hub in Memphis, Tennessee and are currently building out the facility. We expect this new facility to be operational by early April 2005. We have no prior experience managing inventory management and order fulfillment operations, and we cannot assure you that we will be successful in this endeavor. Any failure in managing our current outsourced inventory management and order fulfillment operations or establishing our own inventory management and order fulfillment capabilities would require us to find one or more parties to provide these services for us and could seriously disrupt our operations and cause us to be unable to meet customer demand for our products. If we are required to engage one or more service providers to provide these services, we could incur higher fulfillment expenses than anticipated or incur additional costs for balancing product inventories among multiple distribution facilities. Further, we may need to expand our inventory management and order fulfillment operations in the future to accommodate increases in customer orders.

If we fail to accurately predict our inventory risk, our margins may decline as a result of write downs of our inventory due to lower prices obtained from older or obsolete products.

In 2003 and 2004, we derived 84% and 89% of our gross sales from products sold out of inventory at an outsourced warehouse. We assume the inventory damage, theft and obsolescence risks, as well as price erosion risks for products that are sold out of inventory stocked at our outsourced warehouse. These risks are especially significant because some of the products we sell on our website are characterized by rapid technological change, obsolescence and price erosion (for example, computer hardware, software and consumer electronics), and because the distribution center sometimes stocks large quantities of particular types of inventory. Under our current arrangement with PC Mall for outsourced inventory management and order fulfillment, PC Mall passes inventory risk to us based on a fixed restocking fee on returns plus allocated charges of PC Mall’s overall inventory reserve. If the inventory reserve subsequently proves insufficient, additional inventory write-downs may be required. So long as we rely on PC Mall to provide these inventory management and order fulfillment functions for us, we will have limited control over the management of these inventory risks. After we have established our own inventory management and order fulfillment operations, we will bear those inventory risks directly.

Our ability to offer a broad selection of products at competitive prices is dependent on our ability to maintain existing and build new relationships with manufacturers and vendors. We do not have long-term agreements with our manufacturers or vendors, some of our manufacturers and vendors compete directly with us, and we do not have a direct relationship with many of our manufacturers and vendors.

We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources, all of whom we consider our vendors. We have historically relied on PC Mall for substantially all of our vendor relationships. During 2004, we offered products on our website from over 1,000 third-party manufacturers. We do not have any long-term agreements with any of these vendors. Any agreements with vendors governing our purchase of products are generally terminable by either party upon 30 days’ notice or less. In general, we agree to offer products on our website and the vendors agree to provide us with information about their products and honor our customer service policies. PC Mall has historically provided us with vendor consideration in connection with its inventory management and order fulfillment functions. As we transition to performing inventory management and order fulfillment functions on our own, we will have to establish and build our own relationships with vendors and obtain favorable product pricing and vendor consideration. We will also have to obtain the necessary authorization from many of our vendors to resell their products. We are developing our own capabilities to perform these functions and expect to be largely self-sufficient by early April 2005. We may not be able to negotiate with vendors on terms as favorable as those obtained through PC Mall for a number of reasons, including lower product volumes, limited credit history, and a limited history of independently doing business with these vendors. If we do not maintain our existing relationships or build new relationships with vendors on acceptable terms, including favorable product pricing and vendor consideration, we may not be able to offer a broad selection of products or continue to offer products at competitive prices, and customers may refuse to shop at our website. In addition, some vendors may decide not to offer particular products for sale on the Internet, and others may avoid offering their new products to retailers such as us who offer a mix of close-out and refurbished products in addition to new products. From time to time, vendors may terminate our right to sell some or all of their products, change the applicable terms and conditions of sale or reduce or discontinue the incentives or vendor consideration that they offer us. Any such termination or the implementation of such changes could have a negative impact on our operating results. Additionally, some products are subject to manufacturer or distributor allocation, which limits the number of units of those products that are available to us and other resellers.

Our revenue is dependent in part on sales of HP and HP-related products, which represented 21% of our net sales in 2003 and 27% in 2004. In connection with the distribution, we will have to obtain authorization from HP to buy directly from HP. To the extent we are unable to do this, we may have to seek alternative sources of supply of HP and HP-related products and this could have a material adverse impact on our revenues and operating results.

We may need additional financing and may not be able to raise additional financing on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders.

We anticipate that we may need to raise additional capital in the future to facilitate long-term expansion, to respond to competitive pressures or to respond to unanticipated financial requirements. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will experience dilution of their ownership interests. Prior to our initial public offering, our needs for working capital and general corporate purposes were satisfied pursuant to PC Mall’s corporate-wide cash management policies. PC Mall is not required to provide funds to finance our operations, nor does PC Mall currently anticipate providing such funds. Additionally, our agreements with PC Mall will limit our ability to issue our equity securities in the future without PC Mall’s consent for up to three years following the distribution. For a description of these limitations, please see “Risks Relating to our Relationship with PC Mall.”

Our failure to obtain additional financing or our inability to obtain financing on acceptable terms could require us to incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute the ownership interests of existing stockholders, scale back our operations, or fail to address opportunities for expansion or enhancement of our operations.

If we do not successfully expand our website and processing systems to accommodate higher levels of traffic and changing customer demands, we could lose customers and our revenues could decline.

To remain competitive, we must continue to enhance and improve the functionality and features of our website. If we fail to upgrade our website in a timely manner to accommodate higher volumes of traffic, our website performance could suffer and we may lose customers. In addition, if we fail to expand the computer systems that we use to process and ship customer orders and process customer payments, we may not be able to fulfill customer orders successfully. As a result, we could lose customers and our revenues could decline. The Internet and the e-commerce industry are subject to rapid technological change. If competitors introduce new features and website enhancements embodying new technologies, or if new industry standards and practices emerge, our existing website and systems may become obsolete or unattractive. Developing our website and other systems entails significant technical and business risks. We may face material delays in introducing new services, products and enhancements. If this happens, our customers may forgo the use of our website and use those of our competitors. We may use new technologies ineffectively, or we may fail to adapt our website, our transaction processing systems and our computer network to meet customer requirements or emerging industry standards.

If we fail to successfully expand our merchandise categories and product offerings in a cost-effective and timely manner, our reputation and the value of our new and existing brands could be harmed, customer demand for our products could decline and our profit margins could decrease.

We have generated the substantial majority of our revenues during the past five years from the sale of computer hardware, software and accessories and consumer electronics products. In the past 18 months we launched several new product categories, including digital imaging, watches and jewelry, housewares, DVD movies, video games, travel, bed and bath, apparel and accessories, licensed sports gear and cellular/wireless. While our merchandising platform has been incorporated into and tested in the online computer and consumer electronics retail markets, we cannot predict with certainty whether it can be successfully applied to other product categories. In addition, expansion of our business strategy into new product categories may require us to incur significant marketing expenses, develop relationships with new vendors and comply with new regulations. We may lack the necessary expertise in a new product category to realize the expected benefits of that new category. These requirements could strain our managerial, financial and operational resources. Additional challenges that may affect our ability to expand into new product categories include our ability to:

•	establish or increase awareness of our new brands and product categories;

•	acquire, attract and retain customers at a reasonable cost;

•	achieve and maintain a critical mass of customers and orders across all of our product categories;

•	attract a sufficient number of new customers to whom our new product categories are targeted;

•	successfully market our new product offerings to existing customers;

•	maintain or improve our gross margins and fulfillment costs;

•	attract and retain vendors to provide our expanded line of products to our customers on terms that are acceptable to us; and

•	manage our inventory in new product categories.

We cannot be certain that we will be able to successfully address any or all of these challenges in a manner that will enable us to expand our business into new product categories in a cost-effective or timely manner. If our new categories of products or services are not received favorably, or if our suppliers fail to meet our customer’s expectations, our results of operations would suffer and our reputation and the value of the applicable new brand and our other brands could be damaged. The lack of market acceptance of our new product categories or our inability to generate satisfactory revenues from any expanded product categories to offset their cost could harm our business. An investor in our common stock must consider the risks, uncertainties and difficulties frequently encountered by companies in new and rapidly evolving online markets such as those we have targeted.

The loss of key personnel or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

Our performance is substantially dependent on the continued services and the performance of our senior management, particularly our Chief Executive Officer, Adam Shaffer, our President, Gary Guy and our Executive Vice President and Chief Financial Officer, Elizabeth Murray. Our performance also depends on our ability to retain and motivate other officers and key employees. We do not have employment agreements with any of our key executives other than Mr. Shaffer and Ms. Murray. We do not maintain “key person” life insurance policies on any of our key employees. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and we may not be able to successfully grow our business if we are unable to successfully attract, assimilate or retain sufficiently qualified personnel.

Our senior management team has not worked together as a group for a significant period of time, and may not be able to effectively manage our business.

Our Chief Executive Officer joined our company in March 2004, and we appointed a new Chief Financial Officer in January 2005. As a result, our senior management team lacks a history of working together as a group. Our senior management team’s lack of shared experience could have an adverse effect on its ability to quickly and efficiently respond to problems and effectively manage our business.

Our ability to effectively manage our growth may prevent us from successfully expanding our business.

We have rapidly and significantly expanded our operations, and anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. Some of our officers have no prior senior management experience at public companies. We have added and expect to add additional key employees in the near future including managerial, technical, financial and operations personnel who will have to be integrated into our operations, particularly in connection with our transition to becoming an independent company as a result of the spin-off. To manage the expected growth of our operations and personnel, we will be required to improve existing operational and financial systems, procedures and controls, and to expand, train and manage our employee base.

We are dependent on the success of our advertising and marketing efforts, which are costly and may not achieve desired results, and on our ability to attract customers on cost-effective terms.

Our revenues depend on our ability to advertise and market our products effectively through our website, our eCOST.com catalog sent to selected customers, and our other advertising and marketing efforts. We expect to increase spending on advertising and marketing in the future. Increases in the cost of advertising and marketing, including costs of online advertising, paper and postage costs, costs and fees of third-party service providers and the costs of complying with applicable regulations, may limit our ability to advertise and market our business without impacting our profitability. If our advertising and marketing efforts prove ineffective or do not produce a sufficient level of sales to cover their costs, or if we decrease our advertising or marketing activities due to increased costs, restrictions enacted by regulatory agencies or for any other reason, our revenues and profit margins may decrease.

Our success depends on our ability to attract customers on cost-effective terms. We have relationships with online services, search engines, shopping engines, directories and other websites and e-commerce businesses through which we provide advertising banners and other links that direct customers to our website. We expect to rely on these relationships as significant sources of traffic to our website and to generate new customers. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers on a cost-effective basis could be harmed. In addition, certain of our existing online marketing agreements require us to pay fixed placement fees or fees for directing visits to our website, neither of which may convert into sales.

Increased product returns or a failure to accurately predict product returns could decrease our revenues and impact profitability.

We make allowances for product returns in our financial statements based on historical return rates. We are responsible for returns of certain products ordered through our website from our outsourced distribution center as well as products that are shipped to our customers directly from our vendors. After we have established our own inventory management and order fulfillment operations, we will bear return risks directly. If our actual product returns significantly exceed our allowances for returns, especially as we expand into new product categories, our revenues and profitability could decrease. In addition, because our allowances are based on historical return rates, the introduction of new merchandise categories, new products, changes in our product mix, or other factors may cause actual returns to exceed return allowances, perhaps significantly. In addition, any policies intended to reduce the number of product returns may result in customer dissatisfaction and fewer repeat customers.

Because we experience seasonal fluctuations in our revenues, our quarterly results may fluctuate.

Our business is moderately seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a larger portion of our revenues occur during our first and fourth fiscal quarters. We believe that our historical revenue growth makes it difficult to predict the effect of seasonality on our future revenues and results of operations. In anticipation of increased sales activity during the first and fourth quarter, we incur additional expenses, including higher inventory and staffing costs. If sales for the first and fourth quarter do not meet anticipated levels, then increased expenses may not be offset, which could decrease our profitability. If we were to experience lower than expected sales during our first or fourth quarter, for any reason, it would decrease our profitability.

If we fail to offer a broad selection of products that customers find attractive, our revenues and profit margins could decrease.

In order to meet our strategic goals, we must successfully offer, on a continuous basis, a broad selection of appealing products that reflect our customers’ tastes and preferences. Consumer tastes are subject to frequent, significant and sometimes unpredictable changes. Our products must satisfy the diverse tastes of our customers and potential customers. To be successful, our product offerings must be broad and deep in scope, affordable, well-made, innovative and attractive to a wide range of consumers whose preferences may change regularly. We cannot predict with certainty that we will be successful in offering products that meet these requirements. If our product offerings fail to satisfy customers’ tastes or respond to changes in customer preferences, our revenues could decline and we could be required to mark down unsold inventory, which would decrease our profit margins. In addition, any failure to offer products in line with customers’ preferences could allow our competitors to gain market share.

If we are unable to provide satisfactory customer service, we could lose customers.

Our ability to provide satisfactory levels of customer service depends, to a large degree, on the efficient and uninterrupted operation of our customer service operations. Any material disruption or slowdown in our order processing systems resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events could make it difficult or impossible to provide adequate customer service and support. Further, we may be unable to attract and retain adequate numbers of competent customer service representatives and relationship managers for our business customers, each of which is essential in creating a favorable interactive customer experience. Due to increased customer service needs during the holiday shopping season, we hire temporary employees during our third and fourth fiscal quarters. As a result, we may have difficulty properly staffing our customer service operations during our peak sales season. Further, temporary employees may not have the same levels of training or professional responsibility as full-time employees and, as a result, may be more likely to provide unsatisfactory service to our customers and potential customers. If we are unable to continually provide adequate staffing and training for our customer service operations, our reputation could be seriously harmed and we could lose customers. In addition, if our e-mail and telephone call volumes exceed our present system capacities, we could experience delays in placing orders, responding to customer inquiries and addressing customer concerns. Our customer service facility currently accommodates customer service representatives at close to its capacity during our peak sales period, so we may be required to expand our customer service facility in the near future. We may not be able to find additional suitable office space on acceptable terms or at all, which could seriously hinder our ability to provide satisfactory levels of customer service. Because our success depends in large part on keeping our customers satisfied, any failure to provide high levels of customer service would likely impair our reputation and decrease our revenues.

Implementation of a membership fee for access to premium offers and services may cause some of our customers to reduce or quit buying products from us.

As part of our growth strategy, we recently began to offer memberships to our customers allowing them to access premium features of our website for an annual fee. Customers who pay such membership fee are eligible for certain exclusive offers, benefits and services which are not available to our other customers who are not members. We have not previously implemented or operated a membership program, and we cannot predict with certainty the rate or extent to which our existing customers will sign up for and renew premium memberships. We also cannot be certain that implementation of our membership program will not adversely affect the volume and frequency of purchases by customers who do not become members.

Our business may be harmed by fraudulent activities on our website.

We have received in the past, and anticipate that we will receive in the future, communications from customers due to purported fraudulent activities on our website. Negative publicity generated as a result of fraudulent conduct by third parties could damage our reputation and diminish the value of our brand name. Fraudulent activities on our website could also subject us to losses. We expect to continue to receive requests from customers for reimbursement due to purportedly fraudulent activities or threats of legal action against us if no reimbursement is made.

Our facilities and systems are vulnerable to natural disasters or other catastrophic events.

Our headquarters, customer service center and the majority of our infrastructure, including computer servers, are located in California, an area that is susceptible to earthquakes and other natural disasters. Both our outsourced distribution facility and new distribution facility, each located in Memphis, Tennessee, house or will house substantially all of the product inventory from which a substantial majority of our orders are shipped. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable problems could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders in a timely manner, or at all. Our systems are not fully redundant, and we do not have duplicate geographic locations or earthquake insurance. California has in the past experienced power outages as a result of limited electrical power supplies. These outages may recur in the future and could disrupt the operation of our business. Because our inventory and distribution facilities are located in an area that is susceptible to harsh weather, a major storm, heavy snowfall or other similar event could prevent us from delivering products in a timely manner. We currently have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur.

Delivery of our products could be delayed or disrupted by factors beyond our control, and we could lose customers as a result.

We rely upon third party carriers for timely delivery of our product shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including employee strikes, inclement weather and increased fuel costs. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers. We do not have a written long-term agreement with any of these third party carriers, and we cannot be sure that these relationships will continue on terms favorable to us, if at all. If our relationship with any of these third party carriers is terminated or impaired or if any of these third parties is unable to deliver products for us, we would be required to use alternative carriers for the shipment of products to our customers. We may be unable to engage alternative carriers on a timely basis or on terms favorable to us, if at all. Potential adverse consequences include:

•	reduced visibility of order status and package tracking;

•	delays in order processing and product delivery;

•	increased cost of delivery, resulting in reduced margins; and

•	reduced shipment quality, which may result in damaged products and customer dissatisfaction.

We may not be able to compete successfully against existing or future competitors; PC Mall and some of our largest vendors currently compete with us.

The market for online sales of the products we offer is intensely competitive and rapidly evolving. We principally compete with a variety of online retailers, specialty retailers and other businesses that offer products similar to or the same as our products. Increased competition is likely to result in price reductions, reduced revenue and gross margins and loss of market share. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty and can launch new websites at a relatively low cost. In addition, some of our product vendors have sold, and continue to intensify their efforts to sell, their products directly to customers. We currently or potentially compete with a variety of businesses, including:

•	other multi-category online retailers such as Amazon.com and Buy.com;

•	online discount retailers of computer and consumer electronics merchandise such as Computers4Sure, NewEgg and TigerDirect;

•	liquidation e-tailers such as Overstock.com and SmartBargains.com;

•	consumer electronics and office supply superstores such as Best Buy, Circuit City, CompUSA, Office Depot, OfficeMax and Staples; and

•	manufacturers such as Apple, Dell, Gateway, Hewlett-Packard and IBM, that sell directly to customers.

Many of our current and potential competitors described above have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Some of our competitors may be able to secure products from manufacturers or vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than we are able to. PC Mall currently offers many of the same products for sale as we offer, and PC Mall will not be restricted from competing with us in the future.

If the protection of our trademarks and proprietary rights is inadequate, our brand and reputation could be impaired and we could lose customers.

We have six trademarks that we consider to be material to the successful operation of business: eCOST®, eCOST.com®, eCOST.com Bargain Countdown™, eCOST.com Your Online Discount Superstore!™, Bargain Countdown™ and Bargain Countdown Platinum Club™. We currently use all of these marks in connection with telephone, mail order, catalog and online retail services. We also have several additional pending trademark applications. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, consultants, suppliers and others to protect our proprietary rights. Our applications may not be granted, and we may not be able to secure significant protection for our service marks or trademarks. Our competitors or others could adopt trademarks or service marks similar to our marks, or try to prevent us from using our marks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Any claim by another party against us for customer confusion caused by our use of our trademarks or service marks, or our failure to obtain registrations for our marks, could negatively affect our competitive position and could cause us to lose customers.

We have also filed an application with the U.S. Patent and Trademark Office for patent protection for our proprietary Bargain Countdown™ technology. We may not be granted a patent for this technology, and may not be able to enforce our patent rights if our competitors or others use infringing technology. If this occurs, our competitive position, revenues and profitability could be negatively affected.

Effective trademark, service mark, patent, copyright and trade secret protection may not be available in every country in which we will sell our products and offer our services. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, our competitive position could be negatively affected and we could lose customers.

We also rely on technologies that we license from related and third parties. These licenses may not continue to be available to us on commercially reasonable terms, or at all, in the future. As a result, we may be required to develop or obtain substitute technology of lower quality or at greater cost, which could negatively affect our competitive position, cause us to lose customers and decrease our profitability.

If third parties claim we are infringing their intellectual property rights, we could incur significant litigation costs, be required to pay damages, or change our business or incur licensing expenses.

Third parties have asserted, and may in the future assert, that our business or the technologies we use infringe on their intellectual property rights. As a result, we may be subject to intellectual property legal proceedings and claims in the ordinary course of our business. We cannot predict whether third parties will assert additional claims of infringement against us in the future or whether any future claims will prevent us from offering popular products or services or operating our business as planned.

On July 12, 2004, we received correspondence from MercExchange LLC alleging infringement of its U.S. patents relating to e-commerce and offering to license its patent portfolio to us. On July 15, 2004, we received a follow-up letter from MercExchange specifying which of our technologies it believes infringe certain of its patents, alone or in combination with technologies provided by third parties. Some of those patents are currently being litigated by third parties, and we are not involved in those proceedings. In addition, three of the four patents identified by MercExchange are under reexamination at the U.S. Patent and Trademark Office, which may or may not result in the modification of the claims. In the July 15th letter, MercExchange also advised us that it has a number of applications pending for additional patents. MercExchange has filed lawsuits alleging infringement of some or all of its patents against third parties, resulting in settlements or verdicts in favor of MercExchange. At least one such verdict was appealed to the United States Court of Appeals for the Federal Circuit and was affirmed in part.

If we are forced to defend against these or any other third-party infringement claims, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation, which could result in the imposition of a preliminary injunction preventing us from continuing to operate our business as currently conducted throughout the duration of the litigation or distract our technical and management personnel. If we are found to infringe, we may be required to pay monetary damages, which could include treble damages and attorneys’ fees for any infringement that is found to be willful, and either be enjoined or required to pay ongoing royalties with respect to any technologies found to infringe. Further, as a result of infringement claims either against us or against those who license technology to us, we may be required, or deem it advisable, to develop non-infringing technology, which could be costly and time consuming, or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable to us, or at all. We expect that participants in our market will be increasingly subject to infringement claims as the number of competitors in our industry grows. If a third party successfully asserts an infringement claim against us and we are enjoined or required to pay monetary damages or royalties or we are unable to develop suitable non-infringing alternatives or license the infringed or similar technology on reasonable terms on a timely basis, our business, results of operations and financial condition could be materially harmed.

We may be liable for misappropriation of our customers’ personal information.

Data security laws are becoming more stringent in the United States and abroad. Third parties are engaging in increased cyber attacks against companies doing business on the Internet and individuals are increasingly subjected to identity and credit card theft on the Internet. If third parties or unauthorized employees are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, or if we give third parties or our employees improper access to our customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. This liability could also include claims for other misuses of personal information, including unauthorized marketing purposes. Liability for misappropriation of this information could decrease our profitability. In such circumstances, we also could be liable for failing to provide timely notice of a data security breach affecting certain types of personal information. In addition, the Federal Trade Commission and state agencies have brought numerous enforcement actions against Internet companies for alleged deficiencies in those companies’ privacy and data security practices, and they may continue to bring such actions. We could incur additional expenses if new regulations regarding the collection, use or storage of personal information are introduced or if government agencies investigate our privacy or security practices.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of sensitive customer information such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect customer transaction data. If any such compromise of our security were to occur, it could subject us to liability, damage our reputation and diminish the value of our brand-name. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Our security measures are designed to prevent security breaches, but our failure to prevent such security breaches could subject us to liability, damage our reputation and diminish the value of our brand-name.

Moreover, for the convenience of our customers, we provide non-secured channels for our customers to communicate with us. Despite the increased security risks, customers may use such channels to send personal information and other sensitive data to us. In addition, “phishing” incidents are on the rise. Phishing involves an online company’s customers being tricked into providing their credit card numbers or account information to someone pretending to be the online company’s representative. Such incidents have recently given rise to litigation against online companies for failing to take sufficient steps to police against such activities by third parties, and may discourage customers from using online services.

We may be subject to product liability claims that could be costly and time consuming.

We sell products manufactured and distributed by third parties, some of which may be defective. If any product that we sell were to cause physical injury or damage to property, the injured party or parties could bring claims against us as the retailer of the product. Our insurance coverage may not be adequate to cover every claim that could be asserted. If a successful claim were brought against us in excess of our insurance coverage, it could expose us to significant liability. Even unsuccessful claims could result in the expenditure of funds and management time and could decrease our profitability.

If we fail to achieve and maintain adequate internal controls we may not be able to produce reliable financial reports in a timely manner or prevent financial fraud.

We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports on a timely basis or prevent financial fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Our stock price may be volatile and you may lose all or a part of your investment.

The market price of our common stock may be subject to significant fluctuations. It is possible that our future results of operations may be below the expectations of investors and, to the extent our company is followed by securities analysts, the expectations of these analysts. If this occurs, our stock price may decline. Factors that could affect our stock price include the following:

•	changes in securities analysts’ recommendations or estimates of, if any, our financial performance;

•	publication of research reports by analysts, if any;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments;

•	actual or anticipated fluctuations in our operating results;

•	litigation developments; or

•	general market conditions or other economic factors unrelated to our performance.

In addition, the stock markets have experienced significant price and trading volume fluctuations and the market prices of retail companies generally and technology and e-commerce companies in particular have been extremely volatile and have recently experienced sharp share price and trading volume changes. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial costs to us and a likely diversion of our management’s attention.

Provisions of Delaware law and of our charter and by-laws may make a takeover more difficult.

Provisions in our amended and restated certificate of incorporation and by-laws and in the Delaware corporation law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that our management and board of directors oppose. Public stockholders that might desire to participate in one of these transactions may not have an opportunity to do so. For example, our amended and restated certificate of incorporation and by-laws contain provisions:

•	reserving to our board of directors the exclusive right to change the number of directors and fill vacancies on our board of directors, which could make it more difficult for a third party to obtain control of our board of directors;

•	authorizing the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock, which could make it more difficult or expensive for a third party to obtain voting control;

•	establishing advance notice requirements for director nominations or other proposals at stockholder meetings;

•	prohibiting stockholder action by written consent, except that PC Mall may take action by written consent as long as it or its affiliates own a majority of our outstanding shares; and

•	generally requiring the affirmative vote of holders of at least 66 2/3% of the voting power of our outstanding voting stock to amend any provision in our by-laws, and requiring the affirmative vote of 80% of the outstanding voting stock to amend certain provisions of our amended and restated certificate of incorporation and by-laws, which could make it more difficult for a third party to remove the provisions we have included to prevent or delay a change of control.

These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or to change our management and board of directors.

Risks Relating to our Industry

Our success is tied to the continued use of the Internet and the adequacy of the Internet infrastructure.

Our future revenues and profits, if any, substantially depend upon the continued widespread use of the Internet as an effective medium of business and communication. If use of the Internet declines or the Internet infrastructure becomes an ineffective medium for business transactions and communication, we may not be able to effectively implement our growth strategy and we could lose customers. Widespread use of the Internet could decline as a result of disruptions, computer viruses or other damage to Internet servers or users’ computers. Additionally, if the Internet’s infrastructure does not expand fast enough to meet increasing levels of use, it may become a less effective medium of business transactions and communications.

The security risks of e-commerce may discourage customers from purchasing goods from us.

In order for the e-commerce market to develop successfully, we and other market participants must be able to transmit confidential information securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause customers to lose confidence in the security of our website and choose not to purchase from our website. If someone is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Concerns about the security and privacy of transactions over the Internet could inhibit the growth of the Internet and e-commerce. Our security measures may not effectively prohibit others from obtaining improper access to our information. Any security breach could expose us to risks of loss, litigation and liability and could seriously disrupt our operations.

Credit card fraud could decrease our revenues and profitability.

We do not carry insurance against the risk of credit card fraud, so the failure to adequately control fraudulent credit card transactions could reduce our revenues and our gross margin. We may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. If we are unable to detect or control credit card fraud, or if credit card companies require more burdensome terms or refuse to accept credit card charges from us, our revenues and profitability could decrease.

If one or more states successfully assert that we should collect sales or other taxes on the sale of our products or the products of third parties that we offer for sale on our website, our revenues and profitability could decrease.

In accordance with current industry practice, we do not currently collect sales or other similar taxes for physical shipments of goods into states other than California and Tennessee. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies that engage in online commerce. If sales tax obligations are successfully imposed upon us by a state or other jurisdiction, we could be exposed to substantial tax liabilities for past sales and penalties and fines for failure to collect sales taxes and we could suffer decreased sales in that state or jurisdiction as the effective cost of purchasing goods from us increases for those residing in that state or jurisdiction. Currently, decisions of the U.S. Supreme Court appear to restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s apparent position regarding sales and use taxes on Internet sales. If any of these initiatives are enacted, we could be required to collect sales and use taxes in states other than California and Tennessee. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and our revenues and profitability could decrease.

Existing or future government regulation could expose us to liabilities and costly changes in our business operations, and could reduce customer demand for our products.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, marketing and promotional practices, database protection, pricing, content, copyrights, distribution, electronic contracts, email and other communications, consumer protection, product safety, the provision of online payment services, intellectual property rights, unauthorized access (including the Computer Fraud and Abuse Act), and the characteristics and quality of products and services. It is unclear how existing laws governing issues such as property ownership, sales and other taxes, libel, trespass, data mining and collection, and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may expose us to liabilities and costly changes in our business operations, and could reduce customer demand for our products. The growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on online companies. For example, California law requires us to notify our California customers if certain personal information about them is obtained by an unauthorized person, such as a computer hacker. These consumer protection laws could result in substantial compliance costs and could decrease our profitability.

Laws or regulations relating to privacy and data protection may adversely affect the growth of our Internet business or our marketing efforts.

We are subject to increasing regulation relating to privacy and the use of personal user information. For example, we are subject to various telemarketing and anti-spam laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of growing our business. In addition, several jurisdictions, including California, have adopted legislation limiting the uses of personal user information gathered online or require online services to establish privacy policies. Pursuant to the Children’s Online Privacy Protection Act, the Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13 years of age. Increasingly, federal, state and foreign laws and regulations extend online privacy protection to adults. Moreover, in jurisdictions where we do business, there is a trend toward requiring companies to establish procedures to notify users of privacy and security policies, to obtain prior consent from users for the collection, use and disclosure of personal information (even disclosure to affiliates), and to provide users with the ability to access, correct and delete personal information stored by companies. These data protection regulations and enforcement efforts may restrict our ability to collect, use or transfer demographic and personal information from users, which could be costly or harm our marketing efforts. Further, any violation of privacy or data protection laws and regulations may subject us to fines, penalties and damages, as well as harm to our reputation, which could decrease our revenues and profitability.

Risks Relating to our Relationship with PC Mall

We will be controlled by PC Mall as long as it owns a majority of our common stock, which may lead to conflicts of interest.

PC Mall owns approximately 80.2% of the outstanding shares of our common stock. PC Mall is able to affect the outcome of any stockholder vote at least for as long as PC Mall owns a majority of our outstanding common stock. As a result, until the completion of our spin-off from PC Mall, PC Mall will effectively be able to control all matters affecting us, including:

•	the composition of our entire board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

•	any determinations with respect to mergers or other business combinations;

•	our acquisition or disposition of assets;

•	our financings;

•	changes to the agreements providing for our separation from PC Mall;

•	the payment of dividends on our common stock; and

•	determinations with respect to our tax returns.

Conflicts of interest may arise between PC Mall and us in a number of areas relating to our past and ongoing relationships as a result of our separation from PC Mall and PC Mall’s continued controlling interest in us. These may include:

•	the nature and quality of transitional services rendered by PC Mall to us;

•	how various tax and employee benefit matters are resolved or how responsibilities are allocated;

•	disputes over our and PC Mall’s respective indemnification obligations;

•	the allocation of any insurance proceeds;

•	the structure and timing of transfers or distributions by PC Mall of all or any portion of its ownership interest in us; and

•	PC Mall’s ability to control our management and affairs.

We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.

We currently rely on PC Mall’s operational and administrative infrastructure, and our ability to operate our business will suffer if we do not develop our own infrastructure quickly and cost-effectively.

We currently use the systems, processes and personnel of PC Mall to support our operations, including inventory management, order fulfillment, human resources, credit card processing, shipping, accounting, payroll and internal computing and telecommunication operations. As a subsidiary of PC Mall, we compete with other subsidiaries of PC Mall for the allocation of products and resources. As part of our transition to becoming a stand-alone company, we are in the process of creating our own operational and administrative infrastructure to replace most of the services PC Mall currently provides to us. We may not be successful in quickly and cost effectively implementing these systems or processes and transitioning data from PC Mall’s systems to our own. In addition to the costs associated with system upgrades, the transition to and implementation of new or upgraded hardware or software systems may result in system delays or failures. The management information systems we utilize are run on a HP3000 Enterprise System, and Hewlett-Packard has indicated that it will support this system until 2006, by which time we expect that we will need to seek third party support for such systems or upgrade our management information systems hardware and software. Any failure or significant downtime in the systems or processes provided to us by PC Mall could prevent us from taking customer orders, shipping products or billing customers. In addition, PC Mall’s and our systems and processes require the services of employees with extensive knowledge of these information systems and processes and the business environment in which we operate. In order to successfully implement and operate our systems and processes, we must be able to attract and retain a significant number of skilled employees. We may not be able to attract and retain the skilled personnel required to implement, maintain, and operate our information systems and processes.

The sale or potential sale by PC Mall of our stock could adversely affect the market price of our stock.

PC Mall owns approximately 80.2% of the outstanding shares of our common stock. PC Mall is not contractually prohibited from transferring our common stock to an unaffiliated third party. If PC Mall were to propose a transfer or transfer a controlling interest in us to a third party, the third party would not have any obligation to dispose of its controlling interest in us, which may have an adverse affect on the market price of our stock. The significant increase in the volume of our freely-tradeable shares upon PC Mall’s distribution of its controlling interest in us could also have an adverse effect on the market price of our stock. Our registration rights agreement grants PC Mall the right to require us to register the shares of our common stock it holds in specified circumstances. In addition, we could issue and sell additional shares of our common stock, subject to PC Mall’s consent. Any sale by PC Mall or us of our common stock in the public market, or the perception that sales could occur (for example, as a result of the distribution), could adversely affect the prevailing market price for our common stock.

We may be prevented from raising capital and issuing stock incentives to members of our management and board of directors until PC Mall completes a distribution of our stock.

PC Mall must own 80% or more of our outstanding capital stock to continue to consolidate our business with its other businesses for tax purposes and to preserve the tax-free status of any distribution of its remaining shares of our stock. Therefore, prior to the distribution, we will be limited in our ability to issue voting securities, non-voting stock or convertible debt without PC Mall’s prior consent, and PC Mall may be unwilling to give that consent so long as it still intends to complete the distribution. Under the terms of our Master Separation and Distribution Agreement with PC Mall, PC Mall may prevent us from issuing additional equity securities for purposes such as providing management or director incentives or raising capital through equity issuances if the issuance would result in PC Mall owning less than 80% of our outstanding capital stock.

Your investment in our common stock may be adversely affected if PC Mall does not complete the distribution.

PC Mall has announced that it plans to distribute all of our common stock it owns on April 11, 2005. The distribution is subject to several conditions and, as a result, the distribution may not occur by that time or may not occur at all. Unless and until the distribution occurs, we will face the risks discussed in this report relating to PC Mall’s control of us and potential conflicts of interest between PC Mall and us. If the distribution is delayed or not completed at all, the liquidity of shares of our common stock in the market may be constrained for as long as PC Mall continues to hold a significant position in our stock. A lack of liquidity in our common stock may adversely affect our stock price.

Our separation agreements with PC Mall may be less favorable to us than if they had been negotiated with unaffiliated third parties.

We have entered into agreements with PC Mall related to the separation of our business operations from PC Mall. These agreements provide for, among other things, administrative services, office space, inventory management and order fulfillment, information systems operation and administration, employee benefits, intellectual property matters, and other ongoing relationships. We entered into these agreements while a wholly-owned subsidiary of PC Mall. While we believe the agreements are fair to us, had these agreements been negotiated with unaffiliated third parties, they might have been more favorable to us.

Third parties may seek to hold us responsible for liabilities of PC Mall that we did not assume in our agreements.

In connection with our separation from PC Mall, PC Mall agreed to retain all of its liabilities that we did not expressly assume under our agreements with PC Mall. Third parties may seek to hold us responsible for PC Mall’s retained liabilities. Under our agreements with PC Mall, PC Mall has agreed to indemnify us for claims and losses relating to these retained liabilities. However, if those liabilities are significant and we are ultimately held liable for them, we cannot assure you that we will be able to recover the full amount of our losses from PC Mall.

Our directors and executive officers who own PC Mall common stock or options to acquire PC Mall common stock or who hold positions with PC Mall may have potential conflicts of interest.

Ownership of PC Mall common stock, options to acquire PC Mall common stock and other equity securities by our directors and officers after this offering and the presence of PC Mall directors on our board of directors could create, or appear to create, potential conflicts of interest when our directors and officers are faced with decisions that could have different implications for PC Mall than they do for us. One of the members of our board of directors is also a director of PC Mall. PC Mall’s Chief Financial Officer acted as our Chief Financial Officer until January 2005. Any overlapping directors or officers will have fiduciary duties to both companies and may have conflicts of interest on matters affecting both us and PC Mall and in some circumstances may have interests adverse to ours.

We may be required to indemnify PC Mall for taxes arising in connection with the spin-off, and the tax characteristics of the spin-off may interfere with our ability to engage in desirable strategic transactions and issue our equity securities.

Unless Section 355(e) of the Internal Revenue Code, discussed below, applies to the distribution of our stock in the spin-off, the distribution will be tax-free to PC Mall if the contribution and the distribution, taken together, qualify under section 355, 368(a)(1)(D) and related provisions of the Internal Revenue Code. PC Mall has received an opinion of counsel to the effect that the contribution and the distribution, taken together, will qualify under Sections 355, 368(a)(1)(D) and related provisions of the Internal Revenue Code. However, the opinion is based on certain representations by us and PC Mall. We are not aware of any facts or circumstances that would cause any of those representations to be untrue. Nonetheless, if the contribution and the distribution are taxable to PC Mall as a result of representations being untrue that relate to an action or omission by us that occurs after the distribution, we must indemnify PC Mall for any resulting tax-related liabilities.

Even if the contribution and the distribution, taken together, qualify as a reorganization under Sections 355, 368(a)(1)(D) and related provisions of the Internal Revenue Code, it will be taxable to PC Mall if Section 355(e) of the Internal Revenue Code applies to the distribution. Section 355(e) will apply if 50% or more of PC Mall stock or our stock, by vote or value, is acquired by one or more persons, other than PC Mall’s historic stockholders who receive our common stock in the distribution, acting pursuant to a plan or a series of related transactions that includes the distribution. Any shares of our stock acquired directly or indirectly within two years before or after the distribution generally are presumed to be part of such a plan unless we can rebut that presumption. If Section 355(e) applies to the distribution because of some action or omission by us after the distribution, then we must indemnify PC Mall for any resulting tax-related liabilities. To prevent applicability of Section 355(e) or to otherwise prevent the contribution and the distribution from failing to qualify as a reorganization under Sections 355, 368(a)(1)(D) and related provisions of the Internal Revenue Code, we have also agreed that, until three years after the distribution, we will not take any of the following actions unless prior to taking such action we have obtained (and provided to PC Mall) a written opinion of tax counsel reasonably acceptable to PC Mall or a ruling from the Internal Revenue Service to the effect that such action will not cause the distribution to be taxable to PC Mall:

•	engage in certain stock issuance transactions that, when combined with the shares issued in our public offering, comprise 40% of our stock;

•	merge or consolidate with another corporation;

•	liquidate or partially liquidate;

•	sell or transfer 60% or more of the gross assets of our business (other than ordinary course sales of inventory) or substantially all of the assets transferred to us as part of the contribution;

•	redeem or repurchase our stock (except in certain limited circumstances); or

•	take any other action which could reasonably be expected to cause Section 355(e) to apply to the distribution.

We will have to indemnify PC Mall if the contribution and the distribution, taken together, become taxable to PC Mall by failing to qualify under Sections 355, 368(a)(1)(D) and related provisions of the Internal Revenue Code or from the application of Section 355(e) of the Internal Revenue Code as a result of these or any other transactions that we undertake after the distribution. This obligation may also discourage, delay or prevent a merger, change of control, or other strategic or capital raising transactions involving our outstanding equity or our issuance of equity securities. If we cannot engage in equity financing transactions because of these constraints, we may not be able to fund our working capital, capital expenditure and research and development requirements, as well as to make other investments.

Many of our competitors are not subject to similar restrictions and may issue their stock to complete acquisitions, expand their product offerings and speed the development of new technology. Therefore, these competitors may have a competitive advantage over us. In addition, substantial uncertainty exists on the scope of Section 355(e).

Item 2.	Properties.

As of December 31, 2004, we subleased approximately 10,000 square feet of office space from PC Mall for our corporate headquarters and customer service operations in Torrance, California. We recently entered into a 70 month lease for approximately 164,000 square feet to use for our own distribution center in Memphis, Tennessee. We expect this facility to be operational by early April 2005. We believe that our current space, including our new distribution facility, will be adequate for our anticipated needs over the next twelve months.

Item 3.	Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we receive claims of and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct of our business. Such litigation could be costly and time consuming and could divert our management and key personnel from our business operations. The uncertainty of litigation increases the risks. In connection with such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business and the sale of products on our website. Any such litigation may materially harm our business, results of operations and financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the Nasdaq National Market under the symbol “ECST” since August 27, 2004. The table below sets forth, for the periods indicated, the high and low daily sales prices for our common stock as reported on the Nasdaq National Market:

	High	Low
2004 Fiscal Year
Third Quarter (commencing August 27, 2004)	$8.19	$5.71
Fourth Quarter	22.25	6.58

On March 29, 2005, the last reported sale price for our common stock as reported by the Nasdaq National Market was $6.65 per share. On March 29, 2005, there were approximately 3 holders of record of our common stock.

Dividend Policy

Prior to the completion of our initial public offering, we declared a dividend of approximately $2.5 million to our sole stockholder PC Mall, which amount was paid by the settlement of the capital contribution due from PC Mall.

We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, terms of financing arrangements, capital requirements and such other factors as our board of directors deems relevant.

Recent Sales of Unregistered Securities, Use of Proceeds of Securities Offering

On August 27, 2004, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (No. 333-115199) which covered the sale of 3,465,000 shares of our common stock at an initial public offering price of $5.80 per share. On September 1, 2004, we completed the sale of 3,465,000 shares of our common stock for net proceeds of approximately $16.7 million, after deducting underwriting discounts, commissions and other offering expenses. In connection with our initial public offering, we paid a dividend of approximately $2.5 million to PC Mall through a settlement of the capital contribution due from PC Mall outstanding at the completion of our initial public offering. Through December 31, 2004, we invested approximately $16 million of our proceeds in investment grade, interest-bearing marketable securities.

During the period covered by this report, we issued options to purchase an aggregate of 560,000 shares of our common stock, which consisted of an employee stock option to purchase 560,000 shares of common stock at an exercise price of $6.43 per share that we granted on March 19, 2004 to Adam Shaffer, our Chief Executive Officer, pursuant to the terms of his employment agreement. An aggregate of 25% of the shares of common stock subject to Mr. Shaffer’s option vested upon the completion of our initial public offering. The remainder of the shares of common stock subject to Mr. Shaffer’s option will vest in equal quarterly installments over the three-year period following the completion of our initial public offering. Notwithstanding the foregoing, Mr. Shaffer’s option agreement provides that the vesting of his options may, subject to certain exceptions specified in the agreement, partially accelerate if we are a party to certain corporate transactions, including certain mergers and acquisitions. We issued these options in reliance upon exemptions from registration pursuant to Rule 701 under the Securities Act, Section 4(2) of the Securities Act as transactions not involving any public offering and/or Regulation D under the Securities Act. No underwriters were involved in connection with the offer or sale of these securities.

We did not repurchase any securities during the fourth quarter of 2004.

Item 12 of Part III contains information concerning securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data.

The following table summarizes certain historical financial information at the dates and for the periods indicated prepared in accordance with accounting principles generally accepted in the United States. The statements of operations data for the years ended December 31, 2002, 2003 and 2004 and the balance sheet data as of December 31, 2003 and 2004 have been derived from our audited financial statements included elsewhere herein. The statements of operations data for the years ended December 31, 2000 and 2001 and the balance sheet data as of December 31, 2000, 2001 and 2002 have been derived from audited financial statements not included elsewhere herein. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto, which are included elsewhere herein.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Statements of Operations Data:
Net sales	$109,513	$83,996	$89,009	$109,709	$178,464
Cost of goods sold	104,170	75,057	79,429	99,409	162,139

Gross profit	5,343	8,939	9,580	10,300	16,325
Selling, general and administrative expenses	14,956	8,578	8,945	9,885	18,384

Income (loss) from operations	(9,613)	361	635	415	(2,059)
Interest (income) expense (1)	430	675	461	76	(67)
Interest expense PC Mall commercial line of credit(2)	1,070	709	1,097	1,476	1,329
Interest income PC Mall commercial line of credit(2)	(1,070)	(709)	(1,097)	(1,476)	(1,329)

Income (loss) before income taxes	(10,043)	(314)	174	339	(1,992)
Income tax provision (benefit)(3)	—	—	27	(5,872)	(784)

Income (loss) before cumulative effect of change in accounting principle	(10,043)	(314)	147	6,211	(1,208)
Cumulative effect of change in accounting principle(4)	(10)	—	—	—	—

Net income (loss)	$(10,053)	$(314)	$147	$6,211	$(1,208)

Earnings (loss) per share before cumulative effect of change in accounting principle and net income (loss) per share:
Basic	$(0.72)	$(0.02)	$0.01	$0.44	$(0.08)
Diluted	$(0.72)	$(0.02)	$0.01	$0.43	$(0.08)
Weighted average number of shares(5):
Basic	14,000	14,000	14,000	14,000	15,155
Diluted	14,000	14,000	14,422	14,279	15,155

	Year Ended December 31,
	2002	2003	2004
Selected Operating Data (unaudited):
Total customers (6)	517,196	720,422	1,087,575
Active customers (7)	156,361	261,493	461,576
New customers (8)	118,248	203,226	367,153
Number of orders (9)	171,979	330,983	576,706
Average order value (10)	$538	$345	$321
Advertising expense (11)	$3,072,000	$3,609,000	$5,945,000

	December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$—	$—	$—	$—	$8,790
Working capital (deficiency)	(16,622)	(16,649)	(16,276)	(1,312)	16,348
Total assets	26,827	13,589	24,765	39,476	26,514
Long-term obligations	—	—	—	—	—
Total liabilities (12)	42,776	29,852	40,866	35,437	5,234
Stockholders’ equity (deficit)	(15,949)	(16,263)	(16,101)	4,039	21,280

(1)	Interest expense related to net advances from PC Mall. See note 7 of the notes to financial statements.

(2)	Interest expense and interest income related to borrowings by PC Mall under its commercial line of credit and the related receivable from PC Mall. See note 3 of the notes to financial statements.

(3)	Results primarily from the reversal of a valuation allowance for the net deferred tax asset in 2003. See note 4 of the notes to financial statements for an explanation of the deferred tax asset.

(4)	Represents the cumulative effect of the adoption of Staff Accounting Bulletin No. 101 resulting from the change in timing of revenue recognition for goods delivered. The change in accounting did not have a material effect on basic or diluted net loss per share.

(5)	See note 1 of the notes to financial statements for an explanation of the determination of the number of shares used to compute the basic and diluted per share amounts.

(6)	Total customers has been calculated as the cumulative number of customers for which orders have been taken from our inception to the end of the reported period.

(7)	Active customers consist of the number of customers who placed orders during the 12 months prior to the end of the reported period.

(8)	New customers represent the number of persons that established a new account and placed an order during the reported period.

(9)	Number of orders represents the total number of orders shipped during the reported period (not reflecting returns).

(10)	Average order value has been calculated as gross sales divided by the total number of orders during the period presented. The impact of returns is not reflected in average order value.

(11)	Advertising expense includes the total dollars spent on advertising during the reported period, including Internet, direct mail, print and e-mail advertising, as well as customer list enhancement services.

(12)	Includes a liability related to borrowings by PC Mall under its commercial line of credit and the related receivable from PC Mall for 2000 through 2003. See note 3 of the notes to financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the financial statements and related notes included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Risk Factors” and elsewhere in this annual report.

Overview

We are a leading multi-category online discount retailer of high quality new, close-out and refurbished brand-name merchandise. We currently offer over 100,000 products in twelve merchandise categories, including computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games travel, bed and bath, apparel and accessories, licensed sports gear and cellular/wireless. We appeal to a broad range of consumer and small business customers through what we believe is a unique and convenient buying experience offering two shopping formats: every day low price and our proprietary Bargain Countdown™. This combination of shopping formats helps attract value-conscious customers to our eCOST.com website who are looking for high quality products at low prices. We also offer a fee-based membership program to develop customer loyalty by providing subscribers exclusive access to preferential offers. We provide rapid response customer service utilizing a strategically located distribution center and third-party fulfillment providers, as well as customer support from online and on-call sales representatives. We offer suppliers an efficient sales channel for merchandise in all stages of the product life cycle.

We were originally formed in February 1999 as a subsidiary of PC Mall, which is a rapid response supplier of technology solutions for businesses, government and educational institutions, as well as consumers. Our initial strategy was to establish a retail website focused primarily on new and current release computer hardware, software, peripherals and networking products priced aggressively to achieve higher sales volumes. We were also focused on building brand awareness and growing our customer base. In mid 2000, we changed our focus to emphasize profitability over growth by reducing our advertising expenditures, reducing customer acquisition costs, improving product margins, expanding our product categories and introducing a greater level of close-out and refurbished products to our merchandise mix. From November 2002 until April 2004, we also offered our products through an auction format, from which we derived net sales of $226,450 from the beginning of 2003 through April 2004 when we discontinued our auction format.

We have operated as a reporting segment of PC Mall’s business since April 1999. In September 2004, we completed an initial public offering of 3,465,000 shares our common stock, leaving PC Mall with ownership of approximately 80.2% of the outstanding shares of our common stock. PC Mall has announced that on April 11, 2005, it plans to distribute its remaining ownership interest in our company to its common stockholders which will take the form of a spin-off by means of a special dividend to its common stockholders of all of our common stock owned by PC Mall. Completion of the distribution is subject to certain conditions as described in the Master Separation and Distribution Agreement previously entered into between us and PC Mall. The distribution may not occur by the contemplated time or may not occur at all.

Our financial results are influenced by factors in the marketplace in which we operate and our successful execution of our business strategy. Marketplace factors include competition for customers, product pricing, online advertising costs, growth in online shopping, and promotional offers such as coupons and free shipping. We expect that the online marketplace environment will remain a price competitive and promotion-driven environment where companies that run efficient, high volume operations thrive. Our ability to execute our business strategy successfully will require us to meet a number of challenges, particularly our ability to:

•	remain price competitive while maintaining or increasing our gross margins;

•	establish separate operations, vendor relationships, and inventory management and fulfillment functions;

•	continue to find efficient ways to invest in advertising as we grow our customer base;

•	maintain or increase our levels of vendor marketing and co-op advertising funds; and

•	develop and grow new merchandise categories.

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

We derive our revenue from sales of products and services to consumers and businesses. Consumer sales consist of orders placed through our eCOST.com website or by inbound telephone orders. Business sales consist of sales made to customers assigned a customer relationship manager. In addition, business sales include orders placed through customized corporate websites. Sales to unassigned business customers are included in consumer sales. We also recently launched our travel and cellular/wireless categories in which we have arrangements with third party service providers and receive commissions for products and services purchased by linking through our eCOST.com website. We further generate revenue from handling fees and shipping fees we charge our customers, as well as other services. We record our revenue net of returns, coupons, credit card fraud and chargebacks, and other discounts. Our revenues may fluctuate from period to period as a result of special offers we provide such as free shipping, coupons and other special promotions.

Consumer sales represented 83%, 72% and 66% of our total net sales for the 2002, 2003 and 2004 fiscal years, respectively. Business sales represented 17%, 28% and 34% of our total net sales for the 2002, 2003 and 2004 fiscal years, respectively. No single customer accounted for more than 2% of our total net sales for 2003 or 2004.

Our revenue is dependant in part on sales of HP and HP-related products which represent 20%, 21% and 27% of our net sales in 2002, 2003 and 2004, respectively. In connection with the distribution, we will have to obtain authorization from HP to buy directly from HP. To the extent we are unable to buy directly from HP, we may have to seek alternative sources of HP and HP-related products which could have a material adverse impact on our revenues and operating results.

We believe that the principal drivers of our revenue consist of the average order value placed by our customers, the number of orders placed by both existing and new customers, special offers we make available that result in incremental orders, our ability to attract new customers and advertising that impacts the aforementioned drivers of our revenue.

Our net sales are derived primarily from the sale of computer hardware, software, peripherals, electronics, and other consumer products to individual consumers and businesses through the internet, dedicated telemarketing sales executives, relationship-based telemarketing techniques, direct response catalogs and advertisements. We also generate commission-based revenue for certain products and other marketing and promotional services generated through our eCOST.com website. During the fourth quarter of 2004, we added the travel and cellular/wireless categories to our website. We use third party fulfillment partners to supply the travel services (such as flights, hotels and rental cars) and cellular phones and service. For these products and services, we do not have inventory risk or pricing control, and do not provide customer service. Therefore, for these sales we are not considered to be the primary obligor, and record only our commission as revenue. We believe there is a moderate level of seasonality in our business, reflecting fluctuations in online commerce and the general pattern of peak sales for the retail industry during the holiday shopping season. Sales in the traditional retail industry are generally higher in the first and fourth calendar quarters of the year. We believe that our historical revenue growth makes it difficult to predict the effect of seasonality on our future revenues and results of operations.

Cost of goods sold primarily consists of the cost of the product, inbound and outbound shipping, fixed and variable fulfillment costs charged to us by PC Mall and restocking fees on returned products charged to us by PC Mall. Cost of goods sold is reduced by certain vendor consideration, such as market development funds and co-operative (co-op) advertising funds, which has been sold by our vendor marketing team and allocated and credited to us by PC Mall. For our 2002, 2003 and 2004 fiscal years, we derived approximately 82%, 84% and 89%, respectively, of our net sales from products sold out of inventory purchased from PC Mall, and we purchased the remaining inventory from independent suppliers. We expect to begin purchasing substantially all of our inventory from independent suppliers other than PC Mall prior to the completion of the distribution.

Gross profit consists of net sales less product costs, inbound and outbound shipping costs and offset by certain marketing development funds. Such funds are received from manufacturers of products included in our catalogs and web sites, as well as co-operative advertising funds (“co-op”) on products purchased from manufacturers and vendors. Our gross profit margins are impacted by a number of factors. Gross profit margin may vary depending on various factors, including the category of merchandise, the introduction of new product categories, the mix of sales among our product categories, pricing of products by our vendors, fluctuations in key vendor support programs and price protection, pricing strategies, promotional programs, market conditions, packaging, excess and obsolete inventory charges, and other factors. Prior to the completion of our spin-off from PC Mall, we expect to transition to performing inventory management and order fulfillment functions on our own. The fulfillment costs included in cost of goods sold for our 2002, 2003 and 2004 fiscal years were $1.0 million, $1.7 million and $2.4 million respectively.

Selling, general and administrative (“SG&A”) expenses consist primarily of advertising expenses, including online marketing activities and the costs of catalog production, other costs, such as personnel, rent, common area maintenance, depreciation, credit card processing charges bad debt expenditures, legal and accounting fees and administrative service charges from affiliates of PC Mall. As a result of our recent initial public offering, we have incurred and expect that we will incur additional general and administrative expenses related to operating as a public company, such as increased legal and accounting expenses, increased executive compensation, personnel and employee benefit costs; investor relations costs; non-employee director costs and higher insurance premiums.

Until completion of our initial public offering, we were a co-borrower under PC Mall’s $75 million commercial line of credit, which included a $5 million flooring facility. The lenders for these lines released us from all obligations under these credit facilities upon completion of our initial public offering. PC Mall directly received all proceeds under this line of credit, and directly paid all principal and interest with respect thereto. Although we did not directly utilize proceeds from this line of credit and separately account for amounts we borrowed from PC

Mall, because we were a co-borrower, along with all of the other PC Mall subsidiaries, with joint and several liability under such line of credit, the outstanding balance under the PC Mall commercial line of credit included in PC Mall’s consolidated financial statements was included for financial reporting purposes in our stand-alone financial statements. As described below and in note 3 to our financial statements, our financial statements reflect offsetting interest expense and interest income with respect to such line of credit for periods prior to completion of our initial public offering.

“Interest (income) expense” represents a charge by PC Mall for advances to us for working capital through 2003. We calculated the amount of this interest expense monthly using the prime rate in effect at such time multiplied by the cumulative balance due to PC Mall, net of an amount equal to the amount of approximately one month’s inventory purchases (to approximate standard vendor terms). Interest income in 2004 is a result of our investment of the net proceeds of our initial public offering proceeds in investment grade, interest-bearing marketable securities.

“Interest expense—PC Mall commercial line of credit” represents PC Mall’s consolidated interest expense for advances under its commercial line of credit made to PC Mall to fund the operations of its consolidated group.

“Interest income—PC Mall commercial line of credit” represents our recognition of interest income from PC Mall to reimburse us for the consolidated debt obligation that we record in our financial statements and that reflects PC Mall’s cost to fund the operations of its consolidated group. All costs associated with PC Mall’s borrowings to fund our operations have been recorded under “Interest expense—PC Mall.”

Income taxes were calculated as if we had filed separate tax returns for the periods presented. However, PC Mall has managed its tax position for the benefit of its entire portfolio of businesses, and its tax strategies are not necessarily reflective of the tax strategies that we would have followed or will follow as a stand-alone company. As described below, the release of a $6.0 million valuation allowance on deferred tax assets had a significant favorable impact on our 2003 results of operations.

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

In March 2004, we granted an option to purchase 560,000 shares of common stock to our Chief Executive Officer at an exercise price of $6.43 per share. This grant resulted in the recognition of deferred non-cash stock-based compensation based on the estimated deemed fair value of the common stock on the date of grant of $10.00. An aggregate of 25% of the shares of common stock subject to this option vested upon the completion of our initial public offering. The remainder of the shares of common stock subject to this option will vest in equal quarterly installments over a three year period following the offering. We recorded a non-cash stock-based compensation charge of $0.7 million in the year ended December 31, 2004 to reflect compensation expense related to the accelerated vesting of shares under this option as a result of our initial public offering. We will amortize the additional $1.3 million of compensation expense relating to the March 2004 option over the remainder of the three-year vesting period. We recognized total compensation expense of $1.5 million in connection with all of our outstanding options in the year ended December 31, 2004

Critical Accounting Policies and Estimates

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

Our management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. We adhere to the revised guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, Revenue Recognition, issued as a revision to Staff Accounting Bulletin No. 101, Revenue Recognition. While the wording of SAB 104 has revised the original SAB 101, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Under SAB 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for the sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Under these guidelines, we recognize a majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, upon receipt of the product by the customer. For all product sales shipped directly from suppliers to customers, we are the primary obligor in the transaction, and we take title to the products sold upon shipment, bear credit risk, and bear inventory risk for returned products that are not successfully returned to suppliers; therefore, we recognize these revenues at gross sales amounts.

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

Allowance for Doubtful Accounts Receivable. We maintain an allowance for doubtful accounts receivable based upon estimates of future collection. We extend credit to our business customers based upon an evaluation of each business customer’s financial condition and credit history, and generally do not require collateral. Our business customers’ financial conditions and credit and payment histories are evaluated in determining the adequacy of our allowance for doubtful accounts. If estimated allowances for uncollectible accounts subsequently prove insufficient, additional allowance may be required.

Reserve for Inventory Obsolescence. PC Mall maintains allowances for the valuation of inventory by estimating the obsolete or unmarketable inventory based on the difference between inventory cost and market value determined by general market conditions, nature, age and type of each product. At such time as we establish our own inventory management and order fulfillment facilities, we plan to use a similar methodology for determining our inventory reserves. PC Mall allocates and charges a portion of such allowance to us in the form of a restocking fee, and regularly evaluates the adequacy of its inventory reserve and determines the amount of such reserve to allocate and charge to us. If the inventory reserve subsequently proves insufficient, additional inventory write-downs may be required, which is recorded as an increase in cost of goods sold. This additional write-down amounted to less than $0.1 million in 2002, 2003 and 2004.

Income Taxes. Our income tax provision is computed as if a separate company tax return were being filed. However, PC Mall files a consolidated federal income tax return and a combined state income tax return that include our operating results. We account for income taxes under the liability method, under which we recognize deferred income taxes by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial reporting amounts of our existing assets and liabilities. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets. In making this assessment, we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. Based on our current forecasts and projections supporting the future utilization of deferred tax benefits, our recent earnings history, and the fact that net operating losses of $12.7 million are not limited with respect to their utilization and are available over a remaining carryover period of approximately 15 to 18 years to offset future taxable income, we have not recorded a valuation allowance at December 31, 2003 or December 31, 2004. In the event that actual results differ from those estimates or we adjust those estimates in future periods, we may need to record a valuation allowance, which may impact deferred tax assets and the results of operations in the period the change is made.

Our Relationship with and Separation from PC Mall

As a subsidiary of PC Mall, we have received services provided by PC Mall, including administrative services (accounting, human resources, tax services, legal and treasury), inventory management and order fulfillment, credit card processing, information systems operation and administration, advertising services, and use of office space. In consideration for these services, PC Mall has historically allocated and charged to us a portion of its related overhead costs. Management believes that the amounts charged to us by PC Mall generally have been no less favorable to us than costs we would have incurred to obtain such services on our own or from unaffiliated third parties. As a result of our initial public offering, we expect to incur certain costs in connection with operating as a stand-alone company that will exceed the costs that we historically incurred or were charged to us by PC Mall. We anticipate that we will incur incremental operating expenses as a result of becoming a stand-alone public company. These costs include certain administrative costs for services historically performed for us by PC Mall, as well as other incremental costs we will incur, including increased legal and accounting expenses; increased executive compensation; personnel and employee benefit costs; investor relations costs; non-employee director costs and higher insurance premiums. After our spin-off from PC Mall, we expect that we will have additional costs for software and systems to the extent they are not available on terms as favorable as those we receive as a subsidiary of PC Mall. We currently outsource our inventory management and order fulfillment operations to PC Mall who will continue to provide such services until the spin-off. In January 2005, we signed a lease for our own distribution facility located near the FedEx main hub in Memphis, Tennessee and are currently building out the facility. We expect this new facility to be operational by early April 2005. We estimate that we will need to spend approximately $2.5 million in capital expenditures through 2005 to establish ourselves as an independent company. These expenditures will include warehouse and distribution equipment, additional hardware and software for our computer systems, and furniture and fixtures. We expect to fund the purchase of such capital equipment with existing working capital.

In connection with our initial public offering, we entered into agreements with PC Mall and/or its affiliates related to the separation of our business operations from PC Mall and certain ongoing relationships between us and PC Mall following the initial public offering. These agreements cover administrative services, office space, inventory management and order fulfillment, information systems operation and administration, employee benefits, intellectual property matters, and other ongoing relationships. These agreements provide for specified charges generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, plus an additional 5% on administrative and other services. Under our arrangement with PC Mall, we purchase products from PC Mall at its cost, net of the value of any special discounts or incentives obtained by PC Mall, and we pay a per shipment fulfillment fee, a monthly inventory management fee and restocking fees. We believe that these costs are generally consistent with the historical costs we were charged by PC Mall for these services. Under our transition agreements with PC Mall, we receive credit for any vendor consideration obtained by PC Mall in amounts determined consistent with past practices. We expect to establish our own inventory management and order fulfillment capabilities prior to the completion of our spin-off from PC Mall. After we have completed this transition, we will obtain any vendor consideration directly from our vendors instead of through PC Mall. A description of these arrangements is contained under the heading “Certain Relationships and Related Transactions” in our registration statement on Form S-1 filed in connection with our initial public offering. We amended our Administrative Services Agreement with an affiliate of PC Mall on March 17, 2005 whereby the scope of the services was reduced and monthly service charges were correspondingly reduced from approximately $100,000 to $19,000, effective as of the date of the spin-off. Under the amended agreement, services will consist of payroll administration, tax return preparation, human resources administration, product information management, catalog advertising production services and accounting and finance services necessary for the preparation of our financial statements for periods through the date of our spin-off from PC Mall.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net sales for the periods indicated.

	Year Ended December 31,
	2002	2003	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	89.2	90.6	90.9

Gross profit	10.8	9.4	9.1
Selling, general and administrative expenses	10.1	9.0	10.3

Income from operations	0.7	0.4	(1.2)
Interest (income) expense	0.5	0.1	(0.1)
Interest expense-PC Mall commercial line of credit	1.2	1.3	0.7
Interest income-PC Mall commercial line of credit	(1.2)	(1.3)	(0.7)

Income (loss) before income taxes	0.2	0.3	(1.1)
Income tax benefit	—	(5.4)	(0.4)

Net income (loss)	0.2%	5.7%	(0.7)%

Year ended December 31, 2004 compared to year ended December 31, 2003

Net Sales. Net sales in the year ended December 31, 2004 were $178.5 million, an increase of $68.8 million, or 63%, over 2003. The increase in sales was primarily due to a related increase of 77% in active customers from the prior year. New customers for the year ended December 31, 2004 increased by 81% compared to the prior year due to increased awareness of our website derived from additional advertising spending during the year. We also added the following merchandising categories to our website during the year: video games, travel, bed and bath, apparel and accessories, licensed sports gear and cellular/wireless. The main products which contributed to the growth in net sales were notebook computers, home electronics and digital imaging products.

Gross Profit. Gross profit in the year ended December 31, 2004 was $16.3 million, an increase of $6.0 million over the prior year. Gross profit as a percentage of sales decreased to 9.1% from 9.4% in the prior year, primarily due to additional promotional offers to accelerate customer acquisitions. Gross profit may be influenced from year to year due to changes in vendor support programs (including price protection, rebates and return policies), product mix, pricing strategies, competition and other factors.

Selling, General and Administrative Expenses. SG&A expenses in the year ended December 31, 2004 were $18.4 million, an increase of $8.5 million, or 86%, over 2003. The increase in SG&A expenses was primarily due to $2.2 million of non-recurring charges and increased personnel costs of $1.7 million, increased advertising expenses of $2.3 million, increased credit card processing charges of $1.3 million and increased consulting expenses of $0.9 million due to the increase in net sales over the prior year. As a percentage of net sales, SG&A expenses for the year ended December 31, 2004 were 10.3% compared to 9.0% in the prior year. As a percentage of net sales, SG&A expenses increased 1.3% from the prior year primarily due to the non-recurring charges, as described above, equal to 1.2% and increased consulting expense of 0.5%. These increases were offset by a decline in PC Mall administrative service charges of 0.4% as a percentage of net sales. The administrative service charges have been generally allocated and charged using several factors, including net sales, cost of goods sold, square footage, systems utilization, headcount and other factors. Since our initial public offering, these charges have been based upon monthly fees pursuant to the Administrative Services Agreement and Information Technology Systems Usage and Services Agreement with PC Mall.

Interest (Income) Expense. Interest expense decreased to zero from $0.1 million in the prior year due to PC Mall’s additional investment of $18.0 million in eCOST.com in early 2003, which reduced the amount of advances to us from PC Mall to a net receivable. We recognized interest income in the amount of $0.1 million in 2004 from our investment of the net proceeds of our initial public offering in investment grade, interest-bearing marketable securities. “Interest expense—PC Mall commercial line of credit” is offset in each reported period by “Interest income—PC Mall commercial line of credit.” These amounts decreased in the year ended December 31, 2004 by $0.1 million from the prior year primarily due to our release from all obligations under the PC Mall commercial line of credit and related term note effective upon the closing of our initial public offering on September 1, 2004.

Income Taxes. We recorded an income tax benefit for the year ended December 31, 2004 of $0.8 million due to the loss incurred during the year. In 2003 we recorded a benefit of $5.9 million for income taxes primarily as a result of the release of the full amount of our $6.0 million valuation allowance based upon our reassessment of our deferred tax assets as being more likely than not recoverable. Realization of our deferred tax assets is dependent on our generating sufficient taxable income in the future to utilize the net operating loss carryforwards of $12.7 million at December 31, 2004 which have a 15 to 18 year life before expiration. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced. PC Mall may utilize a portion of these net operating losses for any year in which our financial statements can be consolidated with PC Mall. To the extent PC Mall does so, that will reduce the amount of net operating loss carryforwards available to us in the future.

Net loss was $1.2 million, or ($0.08) per share, for the year ended December 31, 2004 compared to net income of $6.2 million, or $0.43 per share, for the same period last year.

Year ended December 31, 2003 compared to year ended December 31, 2002

Net Sales. Net sales in 2003 were $109.7 million, an increase of $20.7 million, or 23%, over 2002. The increase in sales was driven primarily by an increase in daily visits to our website, an increase in sales and shipping promotions, and our increased focus on business customers by expanding our team of sales account representatives. Sales of business-related products, including notebook computers, networking and storage products, increased by $11.2 million from 2002, and sales of consumer-related products, including home electronics and digital imaging products, increased by $8.6 million from 2002.

Gross Profit. Gross profit in 2003 was $10.3 million, an increase of $0.7 million, or 8%, over 2002. Gross profit as a percentage of net sales decreased to 9.4% in 2003 from 10.8% in the prior year, primarily due to increased promotional activities such as the issuance of mail-in rebates and reduced shipping rates totaling 1.8% of sales, increased warehouse and fulfillment costs of 0.4% of net sales due to a decline in average order values, partially offset by improvement in product margin totaling 0.8% of net sales. Our gross profit percentage may vary from period to period, depending on the continuation of key vendor support programs, (including price protection, rebates and return policies), product mix, pricing strategies, competition and other factors.

Selling, General and Administrative Expenses. SG&A expenses in 2003 were $9.9 million, an increase of $0.9 million, or 11%, over 2002. The increase in SG&A expenses was primarily due to increases in advertising expenditures of $0.5 million, and increased credit card processing charges of $0.4 million on the higher level of sales. As a percentage of net sales, SG&A expenses in 2003 were 9.0% versus 10.1% in 2002. The decline in SG&A expenses as a percentage of net sales is primarily due to a 0.35% decline in personnel costs and a 0.36% decline in administrative service charges from PC Mall. The dollar amount of these expense items in 2003 are substantially the same as the prior year and, thus, declined as a percentage of net sales due to sales growth. The administrative service charges have been generally allocated and charged to us using several factors, including net sales, cost of goods sold, square footage, systems utilization, headcount and other factors. Since the initial public offering, these charges have been based on a monthly fee pursuant to our Administrative Services Agreement with PC Mall.

Interest Expense. Interest expense decreased from $0.5 million in 2002 to $0.1 million in 2003, primarily due to PC Mall’s additional investment of $18.0 million in our company, which reduced the amount of advances to us from PC Mall to a net receivable and thereby reduced our interest expense for 2003. “Interest expense—PC Mall commercial line of credit” is offset in each reported period by “Interest income—PC Mall commercial line of credit.” These amounts increased in 2003 by $0.4 million from 2002 due to increased borrowings by PC Mall and its subsidiaries under the PC Mall commercial line of credit.

Income Taxes. In 2003 we recorded a benefit of $5.9 million for income taxes primarily as a result of our reassessment of the recoverability of our deferred tax assets as being more likely than not, resulting in the release of the full amount of our $6.0 million valuation allowance. Realization of our deferred tax assets is dependent on our generating sufficient taxable income in the future. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced. This compares with a tax provision in 2002 of $27,000 for state franchise taxes. At December 31, 2003, we had net operating loss carryforwards of $12.2 million.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly results of operations data for the eight quarters in the period ended December 31, 2004, as well as such data expressed as a percentage of our total net sales for the periods presented. The information in the table below should be read in conjunction with the financial statements and the notes thereto included elsewhere herein. We have prepared this information on the same basis as our financial statements and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters presented. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results from the results of operations for any particular quarter.

	Three Months Ended
	(In thousands, except per share data)
	Mar. 31, 2003	Jun. 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	Jun. 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Statements of Operations Data:
Net sales	$23,891	$23,913	$25,519	$36,386	$38,190	$38,802	$43,397	$58,075
Cost of goods sold	21,477	21,449	22,940	33,543	34,732	35,029	39,294	53,084

Gross profit	2,414	2,464	2,579	2,843	3,458	3,773	4,103	4,991
Selling, general and administrative expenses	2,106	2,224	2,327	3,228	3,491	3,765	5,527	5,601

Income (loss) from operations	308	240	252	(385)	(33)	8	(1,424)	(610)
Interest (income) expense	76	—	—	—	—	—	(7)	(60)
Interest expense—PC Mall commercial line of credit	224	364	363	525	401	559	369	—
Interest income—PC Mall commercial line of credit	(224)	(364)	(363)	(525)	(401)	(559)	(369)	—

Income (loss) before income taxes	232	240	252	(385)	(33)	8	(1,417)	(550)
Income tax provision (benefit)	—	—	—	(5,872)	(13)	3	(525)	(249)

Net income (loss)	$232	$240	$252	$5,487	$(20)	$5	$(892)	$(301)

Earnings (loss) per share:
Basic	$0.02	$0.02	$0.02	$0.39	$(0.00)	$0.00	$(0.06)	$(0.02)
Diluted	$0.02	$0.02	$0.02	$0.38	$(0.00)	$0.00	$(0.06)	$(0.02)
Weighted average number of shares:
Basic	14,000	14,000	14,000	14,000	14,000	14,000	15,155	17,465
Diluted	14,426	14,435	14,465	14,291	14,000	14,329	15,155	17,465

	Three Months Ended
	(percentage of total net sales)
	Mar. 31, 2003	Jun. 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31 2004	Jun. 30 2004	Sept. 30 2004	Dec. 31, 2004
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100%	100%
Cost of goods sold	89.9	89.7	89.9	92.2	90.9	90.3	90.5	91.4

Gross profit	10.1	10.3	10.1	7.8	9.1	9.7	9.5	8.6
Selling, general and administrative expenses	8.8	9.3	9.1	8.9	9.2	9.7	12.7	9.6

Income (loss) from operations	1.3	1.0	1.0	(1.1)	(0.1)	0.0	(3.2)	(1.0)
Interest (income) expense	0.3	0.0	0.0	0.0	0.0	0.0	0.0	(0.1)
Interest expense—PC Mall commercial line of credit	0.9	1.5	1.4	1.4	1.1	1.4	0.8	—
Interest income—PC Mall commercial line of credit	(0.9)	(1.5)	(1.4)	(1.4)	(1.1)	(1.4)	(0.8)	—

Income (loss) before income taxes	1.0	1.0	1.0	(1.1)	(0.1)	0.0	(3.2)	(0.9)
Income tax provision (benefit)	0.0	0.0	0.0	(16.1)	0.0	0.0	(1.2)	(0.4)

Net income (loss)	1.0%	1.0%	1.0%	15.0%	(0.1)%	0.0%	(2.0)%	(0.5)%

	Three Months Ended
	Mar. 31, 2003	Jun. 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31 2004	Jun. 30 2004	Sept. 30 2004	Dec. 31, 2004
Selected Operating Data (unaudited):
Total customers(1)	557,954	594,721	640,630	720,422	793,407	860,909	949,056	1,087,575
Active customers(2)	174,182	187,685	211,465	261,493	300,670	337,516	389,133	461,576
New customers(3)	40,758	36,767	45,909	79,792	72,985	67,502	88,147	138,519
Number of orders(4)	63,051	63,574	77,294	127,064	119,192	117,168	140,468	199,878
Average order value(5)	$395	$391	$341	$299	$333	$341	$320	$302
Advertising expense(6)	$635,000	$810,000	$815,000	$1,349,000	$1,306,000	$1,194,000	$1,377,000	$2,068,000

(1)	Total customers has been calculated as the cumulative number of customers for which orders have been taken from our inception to the end of the reported period.

(2)	Active customers consist of the number of customers who placed orders during the 12 months prior to the end of the reported period.

(3)	New customers represent the number of persons that established a new account and placed an order during the reported period.

(4)	Number of orders represents the total number of orders shipped during the reported period (not reflecting returns).

(5)	Average order value has been calculated as gross sales divided by the total number of orders during the period presented. The impact of returns is not reflected in average order value.

(6)	Advertising expense includes the total dollars spent on advertising during the reported period, including Internet, direct mail, print and e-mail advertising, as well as customer list enhancement services.

During the first half of 2003, we focused our attention on completing the implementation of our alternative buying formats and, to a lesser extent, promotion of our website. During the third and fourth quarters of 2003, we began focusing on introducing new product categories and actively promoting our website. These promotional efforts in the fourth quarter of 2003 included the issuance of mail-in rebates and reduced shipping rates charged to customers, as well as increased advertising spending. We continued the reduced shipping rate promotion and the increased advertising spending in 2004. Our efforts resulted in an acceleration of our quarterly sequential sales growth rate as we increased our customer base, but contributed to a decline in our reported operating income. Also contributing to this growth in sales was an increase in the number of relationship managers for business customers and purchases by business customers. Our business customer relationship manager headcount increased from 12 in the second quarter of 2002 to 26 in 2004, and our business sales to accounts with assigned relationship managers increased during this period. Beginning in the fourth quarter of 2002, we experienced significant growth in digital media, home electronics, wireless networking and storage products, which generally had lower average selling prices than our historical levels and resulted in a reduction of our average order value.

We believe there is a moderate level of seasonality in our business, reflecting a combination of fluctuations in online commerce and traditional retail seasonality patterns. Further, sales in the traditional retail industry are generally higher in the fourth calendar quarter of each year. However, we believe our historical revenue growth makes it difficult to predict the effect of seasonality on our future quarterly revenues and results of operations.

Cost of goods sold as a percentage of net sales experienced moderate fluctuations for the eight quarters presented due to changes in product mix and vendor support. Cost of goods sold as a percentage of sales increased in the fourth quarter of 2003 and 2004 primarily as a result of increased promotions designed to attract new customers and encourage repeat purchases from existing customers.

In the third quarter of 2004, SG&A expenses increased substantially as a percentage of sales due to non-cash stock-based compensation expense and certain non-recurring charges. We expect to incur an increase in SG&A expenses in future periods as a result of becoming a stand-alone publicly traded company. These expenses as a percentage of net sales will vary depending on the level of revenue obtained.

Liquidity and Capital Resources

Historically, our primary sources of financing have come from cash flow from operations and loans from PC Mall. In September 2004, we completed an initial public offering of 3,465,000 shares of our common stock, which yielded net proceeds of $16.7 million after underwriting discounts and commissions and offering expenses. In April 2004, PC Mall agreed to extend a line of credit to us of up to $10.0 million for necessary working capital requirements, which obligation terminated upon completion of our initial public offering. Prior to the initial public offering, we participated in PC Mall’s cash management program, whereby our trade cash receipts were handled by PC Mall and swept daily from our account. Such cash was readvanced by PC Mall for our working capital needs. Accordingly, we have reported no cash or cash equivalents at December 31, 2002 and 2003. As of December 31, 2004, we maintain our own cash accounts and receive substantially all trade receivables into such accounts.

In 2003, PC Mall made a capital contribution of $18.0 million to us, which we used to repay the cumulative advances to us from PC Mall of $15.5 million outstanding at that time. In accordance with PC Mall’s cash management program, the balance of $2.5 million was returned to PC Mall, and we have recorded a capital contribution due from PC Mall reflecting this amount. In connection with our initial public offering, we paid a dividend of $2.5 million to PC Mall through a settlement of the capital contribution due from PC Mall outstanding at the completion of our initial public offering.

The following table sets forth elements of our cash flows for the periods indicated (dollars in thousands):

	2002	2003	2004
Net cash provided by (used in) operating activities	$(159)	$1,626	$(139)
Net cash used in investing activities	(9)	(19)	(7,272)
Net cash provided by (used in) financing activities	168	(1,607)	16,201

Accounts receivable, which included trade receivables in 2004 and trade and credit card receivables in 2003, were $2.0 million, respectively. Although sales on open account with credit terms increased over these years, accounts receivable from 2003 to 2004 remained flat. This was primarily due to credit cards billed but not yet received balances being included in accounts receivable in 2003 but included in cash in 2004, since we now maintain our own cash accounts, as described above. Inventories which represent inventory already shipped from our suppliers, but not yet received by customers, increased to $1.8 million at December 31, 2004 from $1.2 million in December 31, 2003 caused by the increase in net sales around the December month-end period. As of December 31, 2004, we had $16.3 million of working capital, primarily as a result of our receipt of net proceeds in the amount of $16.7 million from our initial public offering.

At December 31, 2004, we had net operating loss carryforwards of $12.7 million which may be available to offset future taxable income and will expire in approximately 15 to 18 years. During tax years in which we are a member of PC Mall’s consolidated group for the entire tax year, net operating loss carryforwards may be utilized on PC Mall’s consolidated return. If we cease to be a member of PC Mall’s consolidated group for U.S. federal income tax purposes, available net operating loss carryforwards will first be utilized on PC Mall’s consolidated return for that year, and only the amount of net operating loss carryforwards not used by PC Mall’s consolidated group in that year will be available for us in subsequent taxable years. Our ability to use these net operating loss carryforwards to offset any future taxable income depends on a variety of factors.

Prior to September 1, 2004, we, along with other subsidiaries of PC Mall, were a co-borrower under PC Mall’s $75 million asset-based commercial line of credit. The PC Mall commercial line of credit is secured by substantially all of the assets of PC Mall and its subsidiaries. Effective upon the completion of our initial public offering we were released from all obligations under the PC Mall commercial line of credit and our assets and our outstanding common stock were released as collateral.

We have an asset-based line of credit of up to $l5 million with a financial institution, which is secured by substantially all of our assets. The credit facility functions as a working capital line of credit with our borrowing under the facility limited to a percentage of our inventory and accounts receivable. Outstanding amounts under the facility bear interest initially at the prime rate plus 0.25%. Beginning in 2006, outstanding amounts under the facility will bear interest at rates ranging from the prime rate to the prime rate plus 0.5%, depending on our financial results. At December 31, 2004, the prime rate was 5.25%. In connection with the line of credit, we entered into a cash management arrangement whereby our operating accounts are swept and used to repay outstanding amounts under the line of credit. The credit facility contains standard terms and conditions customarily found in similar facilities offered to similarly situated borrowers. The credit facility limits our ability to make acquisitions above pre-defined dollar thresholds, requires us to use the proceeds from any future stock issuances to repay outstanding amounts under the facility, and has as its sole financial covenant a minimum tangible net worth requirement. Borrowing availability is subject to satisfaction of certain standard conditions. Fees under the credit facility include an upfront cash fee, an annual unused line fee of 0.375% of the unused portion of the line and a termination fee ranging from 0.20% to 0.75% depending on the timing of any termination of the facility. The credit facility will mature in March 2007. As of December 31, 2004, we had no borrowings under our asset-based line of credit.

We currently estimate that we will incur incremental additional operating expenses as a result of becoming a stand-alone public company. These costs include certain administrative costs for services currently performed for us by PC Mall, as well as other incremental costs we will incur, including increased legal and accounting expenses, increased personnel and employee benefit costs, investor relations costs, non-employee director costs and higher insurance premiums. After our spin-off from PC Mall, we expect that we will have additional costs for software and systems to the extent they are not available on terms as favorable as those we receive as a subsidiary of PC Mall. PC Mall currently provides us with our inventory management and order fulfillment capabilities and will continue to provide these services until the spin-off. In January 2005, we signed a lease for our own distribution facility located near the FedEx main hub in Memphis, Tennessee and are currently building out the facility. We expect this new facility to be operational by early April 2005. We also estimate that we will need to spend approximately $2.5 million in capital expenditures through 2005 to establish ourselves as an independent company. These expenditures will include warehouse and distribution equipment, additional hardware and software for our computer systems and furniture and fixtures.

We believe that current working capital, together with cash flows from operations, borrowings available under our credit facility, current cash and cash equivalents and short-term investments will be adequate to support our current operating plans for at least the next 12 months.

Contractual Obligations

The following table sets forth our future contractual obligations and other commercial commitments as of December 3l, 2004 (in thousands):

	Payment Due By Period
	Total	Less than 1 year	1-3 Years	4-5 years	After 5 Years
Operating leases	$359	$110	$249	$—	$—

Amounts shown under “operating leases” in the above table consist of base rent under our current sublease with PC Mall. Under the sublease with PC Mall, we also pay PC Mall additional rent for our proportionate share of common area maintenance, including amortization of leasehold improvements, real estate taxes, telecommunications and networking expenses and other operating expenses. In 2003 and 2004, we paid PC Mall approximately $328,000 and $413,000 for these expenses. After our initial public offering, our use of telecommunications systems and hardware and software systems, which were previously included in this additional rent charge, are provided under a separate agreement with PC Mall.

We entered into agreements with PC Mall, which provide for, among other things, administrative services, office space, inventory management and order fulfillment, information systems operation and administration, employee benefits, intellectual property matters, and other ongoing relationships. PC Mall provides us with information systems usage of telecommunications systems and hardware and software systems and information technology services, and related support services under an agreement with a term of two years, which we may terminate with six months prior notice. The administrative services agreement has a term of one year and is terminable by us upon 90 days notice. In March 2005, the administrative services agreement was amended to reduce the scope of services covered by the agreement and reduce the monthly charge for such services, effective as of the date of the spin-off. Our inventory management and order fulfillment agreement has a term ending upon the earlier to occur of the date of the spin-off or the first anniversary of the agreement and may be terminated by either party upon 90 days prior notice. Our aggregate fixed payment obligations to PC Mall under these agreements for the 12 months (assuming no earlier termination by either party) following the execution of these agreements is $1.2 million. This amount does not include charges for our proportionate share of common area maintenance under our sublease with PC Mall or our use of telecommunications and systems and hardware and software systems. The agreements also provide for certain transaction-based fees for fulfillment and shipping which is currently outsourced to PC Mall.

On January 14, 2005, we entered into a lease with Teachers Insurance and Annuity Association of America for approximately 164,000 of rentable square feet in a facility located in Memphis, Tennessee, in order to provide our own inventory management and order fulfillment operations which are currently provided by PC Mall. The initial term of the lease is 70 months. Upon the expiration of the initial term, we have an option to renew the lease for a period of 5 years. The renewal option will be subject to all of the terms and conditions contained in the lease, except that the rent during the renewal term will be determined on the basis of the market rent, as such term is defined in the lease. The equipment installation and office space configuration are currently under construction. The landlord has provided us with a construction allowance of $369,400. Under the terms of the lease agreement, our initial monthly base rent is $21,500 per month, which will increase periodically over the term of the lease to $38,700. If we satisfy all of the initial terms and conditions of the lease, we are not required to pay the monthly base rent for the first two months of the lease. The total minimum rental amount under the lease is approximately $2.5 million for the initial term. In addition to the monthly base rent, we are required to pay for all of our utilities and operating costs based on our proportionate share of all of the operating costs for the premises, but in no event will such costs increase by more than 7% per year in the aggregate over the lease term. Upon execution of the lease in January 2005, we provided the landlord with a letter of credit in the amount of $200,000 to secure our payment obligations under the lease. We are required to keep the letter of credit in effect or replace it with a letter of credit with the same terms until 30 days after the expiration of the term of the lease. The amount of the letter of credit will be reduced periodically over the term of the lease.

Inflation

Inflation has not had a material impact upon operating results, and we do not expect it to have such an impact in the near future. There can be no assurances, however, that our business will not be so affected by inflation.

Recent Accounting Pronouncements

Share-Based Payments

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our statements of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and we are currently assessing which model we may use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in different accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options issued. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our financial statements is the third fiscal quarter in 2005.

Upon adoption, this statement will have a significant impact on our financial statements as we will be required to expense the fair value of our stock option grants rather than disclose the impact on our net income within its footnotes (see above), as is our current practice. The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon adoption of FAS 123R. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R we may choose to use a different valuation model to value the compensation expense associated with employee stock options.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We have exposure to the risks of fluctuating interest rates on our line of credit. If the variable rate on the line of credit changes, we may be required to pay more interest. We believe that the effect of any change in interest rates will not be material to our financial position. As of December 31, 2004, we had no borrowings under our line of credit.

It is our policy not to enter into derivative financial instruments. We do not have any significant foreign currency exposure since we do not transact business in foreign currencies. Therefore, we do not have significant overall currency exposure at December 31, 2004.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is contained in the financial statements listed in Item 15(a) of this annual report under the caption “Financial Statements” and appear beginning on page F-1 of this annual report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information regarding our board of directors, audit committee, audit committee financial expert and code of ethics is set forth under the caption “Election of Directors,” in our definitive Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and such information is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation—Compliance with Section 16(a) of the Securities and Exchange Act of 1934” in our definitive Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and such information is incorporated herein by reference.

A list of our executive officers is included in Part I, Item 1 of this annual report under the caption “Executive Officers.”

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our code of ethics is posted on our website at www.ecost.com. Any amendments to, or waivers from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal financial officer or controller, or persons performing similar functions will be posted in the “investor relations” section of our website.

Item 11.	Executive Compensation.

The information required by this item is set forth under the caption “Executive Compensation and Other Information” and “Election of Directors—Compensation of Directors” in our definitive Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is set forth under the caption “Ratification and Approval of the Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. See Financial Statements beginning on page F-1.

(2)	Financial Statement Schedules. See Schedule II, Valuation and Qualifying Accounts which follow the Financial Statements.

All other schedules are omitted because the information is not applicable or is not material, or because the information is included in the financial statements or the notes thereto.

(3)	Exhibits.

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Description

2.1	Master Separation and Distribution Agreement, dated September 1, 2004 (included as Exhibit 10.1 hereto)

3.1	Amended and Restated Certificate of Incorporation (3)

3.2	Amended and Restated By-laws (3)

10.1	Master Separation and Distribution Agreement, dated September 1, 2004 (6)

10.2	Tax Allocation and Indemnification Agreement, dated September 1, 2004 (6)

10.3	Employee Benefit Matters Agreement, dated September 1, 2004 (6)

10.4(a)	Administrative Services Agreement, dated September 1, 2004 (6)

10.4(b)	Amendment to Administrative Services Agreement, dated March 17, 2005

10.5	Product Sales, Inventory Management and Order Fulfillment Agreement, dated September 1, 2004 (6)

10.6	Information Technology Systems Usage and Services Agreement, dated September 1, 2004 (6)

10.7	AF Services Software License Agreement, dated September 1, 2004 (6)

10.8	Amended and Restated Sublease Agreement, dated September 1, 2004 (6)

10.9	Registration Rights Agreement with PC Mall, dated September 1, 2004 (6)

10.10	Registration Rights Agreement with Frank Khulusi, dated September 1, 2004 (6)

10.11*	eCOST.com, Inc. 1999 Stock Incentive Plan (1)

10.12*	eCOST.com, Inc. 2004 Stock Incentive Plan and 2004 Non-Employee Director Option Program (2)

10.13	Loan and Security Agreement with Congress Financial Corporation (Western), dated August 3, 2004 (4)

10.14	Form of Indemnification Agreement with directors and executive officers (5)

*	The referenced exhibit is a compensatory contract, plan or arrangement.

10.15*	Form of Notice of Stock Option Award and Stock Option Award Agreement under 2004 Stock Incentive Plan (5)

10.16*	Form of Notice of Stock Option Award and Stock Option Award Agreement for Non-Employee Directors under 2004 Stock Incentive Plan (5)

10.17	PC Mall Software License Agreement (2)

10.18*	Employment Agreement with Adam W. Shaffer (1)

10.19*	Employment Agreement dated December 22, 2004, between us and Elizabeth S.C.S. Murray (7)

10.20	Lease dated January 14, 2005, by and between us and Teachers Insurance and Annuity Association of America for the benefit of its separate real estate account (8)

10.21*	Summary of Director Compensation

21.1	Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant pursuant to 184 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on May 5, 2004.

(2)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on July 2, 2004.

(3)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on July 26, 2004.

(4)	Incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on August 3, 2004.

(5)	Incorporated by reference to Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 15, 2004.

(6)	Incorporated by reference to our Form 10-Q/A for the quarter ended September 30, 2004, filed with the SEC on November 17, 2004.

(7)	Incorporated by reference to our report on Form 8-K filed with the SEC on December 23, 2004.

(8)	Incorporated by reference to our report on Form 8-K filed with the SEC on January 18, 2005.

*	The referenced exhibit is a compensatory contract, plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of eCOST.com, Inc.

In our opinion, the financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of eCOST.com, Inc. (the “Company”), a subsidiary of PC Mall, Inc., at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has been historically consolidated as a subsidiary of PC Mall, Inc., and consequently, as indicated in Note 1, the financial statements of the Company have been derived from the consolidated financial statements and accounting records of PC Mall, Inc. and reflect significant assumptions and allocations. Accordingly, the financial statements do not necessarily reflect the Company’s financial position, results of operations and cash flows had it been a stand-alone company.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 31, 2005

eCOST.com, Inc.

(A SUBSIDIARY OF PC MALL, INC.)

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$—	$8,790
Short-term investments	—	7,000
Accounts receivable, net of allowance for doubtful accounts of $50 and $199 at December 31, 2003 and 2004, respectively	2,044	2,039
Inventories	1,199	1,794
Prepaid expenses and other current assets	51	263
Due from Affiliate, net	—	813
Deferred income taxes	155	883
Receivable from the Parent (Note 3)	30,676	—

Total current assets	34,125	21,582
Property and equipment, net	125	342
Due from Affiliate, net	991	—
Deferred income taxes	4,206	4,467
Other assets	29	123

Total assets	$39,476	$26,514

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,678	$585
Accrued expenses and other current liabilities	1,738	2,635
Deferred revenue	1,345	2,014
Lines of credit (Note 3)	30,676	—

Total current liabilities	35,437	5,234

Total liabilities	35,437	5,234

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 20,000,000 and 100,000,000 shares authorized, 14,000,000 and 17,465,000 shares issued and outstanding at December 31, 2003 and 2004, respectively	14	17
Additional paid-in capital	16,598	33,834
Deferred stock-based compensation	—	(1,333)
Capital contribution due from Affiliate	(2,543)	—
Accumulated deficit	(10,030)	(11,238)

Total stockholders’ equity	4,039	21,280

Total stockholders’ equity and liabilities	$39,476	$26,514

The accompanying notes are an integral part of these financial statements.

eCOST.com, Inc.

(A SUBSIDIARY OF PC MALL, INC.)

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2002	2003	2004
Net sales	$89,009	$109,709	$178,464
Cost of goods sold (Note 7)	79,429	99,409	162,139

Gross profit	9,580	10,300	16,325
Selling, general and administrative expenses (Note 7)	8,945	9,885	18,384

Income (loss) from operations	635	415	(2,059)
Interest (income) expense, net	461	76	(67)
Interest expense—PC Mall commercial line of credit (Note 3)	1,097	1,476	1,329
Interest income—PC Mall commercial line of credit (Note 3)	(1,097)	(1,476)	(1,329)

Income (loss) before income taxes	174	339	(1,992)
Provision (benefit) for income taxes	27	(5,872)	(784)

Net income (loss)	$147	$6,211	$(1,208)

Earnings (loss) per share:
Basic	$0.01	$0.44	$(0.08)

Diluted	$0.01	$0.43	$(0.08)

Weighted average number of shares:
Basic	14,000	14,000	15,155

Diluted	14,422	14,279	15,155

The accompanying notes are an integral part of these financial statements.

eCOST.com, Inc.

(A SUBSIDIARY OF PC MALL, INC.)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Capital Contribution Due from Affiliate	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2001	14,000	$14	$111	$—	$—	$(16,388)	$(16,263)

Capital contribution—income taxes	—	—	15	—	—	—	15
Net income	—	—	—	—	—	147	147

Balance at December 31, 2002	14,000	14	126	—	—	(16,241)	(16,101)

Capital contribution from Affiliate	—	—	18,000	—	—	—	18,000
Capital contribution due from Affiliate	—	—	—	—	(2,543)	—	(2,543)
Affiliate utilization of deferred tax benefits, net	—	—	(1,528)	—	—	—	(1,528)
Net income	—	—	—	—	—	6,211	6,211

Balance at December 31, 2003	14,000	14	16,598	—	(2,543)	(10,030)	4,039

Issuance of common stock in connection with the initial public offering, net of offering costs	3,465	3	16,736	—	—	—	16,739
Compensatory stock option grant	—	—	2,000	(2,000)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	667	—	—	667
Non-cash stock-based compensation	—	—	839	—	—	—	839
Dividend to Affiliate	—	—	(2,543)	—	2,543	—	—
Capital contribution – income taxes	—	—	204	—	—	—	204
Net loss	—	—	—	—	—	(1,208)	(1,208)

Balance at December 31, 2004	17,465	$17	$33,834	$(1,333)	$—	$(11,238)	$21,280

The accompanying notes are an integral part of these financial statements.

eCOST.com, Inc.

(A SUBSIDIARY OF PC MALL, INC.)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income (loss)	$147	$6,211	$(1,208)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	227	63	58
Bad debt expense	51	32	170
Deferred income taxes	—	(4,361)	(989)
Stock-based compensation expense	—	—	1,506
Affiliate utilization of deferred tax benefits, net	—	(1,528)	—
Capital contribution—income taxes	15	—	204
Changes in assets and liabilities:
Accounts receivable	(882)	(584)	(165)
Inventories	292	(583)	(596)
Prepaid expenses and other assets	99	15	(212)
Other assets	(7)	(23)	(97)
Accounts payable	—	952	(367)
Accrued expenses and other current liabilities	208	779	888
Deferred revenue	(309)	653	669

Total adjustments	(306)	(4,585)	1,069

Net cash provided by (used in) operating activities	(159)	1,626	(139)

Cash flows from investing activities:
Purchases of short-term investments	—	—	(14,000)
Sale of short-term investments	—	—	7,000
Purchases of property and equipment	(9)	(19)	(272)

Net cash used in investing activities	(9)	(19)	(7,272)

Cash flows from financing activities:
Capital contribution from Affiliate	—	18,000	—
Net proceeds from initial public offering	—	—	18,690
Change in book overdraft	—	726	(726)
Payments for deferred offering costs	—	—	(1,941)
Net (repayments to)/advances from Affiliate	168	(17,790)	178
Capital contribution due from Affiliate	—	(2,543)	—

Net cash provided by (used in) financing activities	168	(1,607)	16,201

Net increase in cash and cash equivalents	—	—	8,790
Cash and cash equivalents:
Beginning of period	—	—	—

End of period	$—	$—	$8,790

The accompanying notes are an integral part of these financial statements.

eCOST.com, Inc.

(A SUBSIDIARY OF PC MALL, INC.)

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.	Summary of Significant Accounting Policies

Description of Company

eCOST.com, Inc. (the “Company”) was formed on February 25, 1999 as a wholly-owned subsidiary of PC Mall, Inc. (formerly Creative Computers, Inc.) (the “Parent”). For purposes of these financial statements and related notes, the Parent and its wholly-owned subsidiaries excluding the Company will collectively be referred to as an “Affiliate.” The Company operates in a single business segment and sells its products principally to customers in the United States. The Company is a multi-category online discount retailer of new, “close-out” and refurbished brand-name merchandise. The Company offers products in twelve merchandise categories, including computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games, travel, bed and bath, apparel and accessories, licensed sports gear and cellular/wireless. The Company appeals to a broad range of consumer and small business customers through two shopping formats: every day low price and the Company’s proprietary Bargain Countdown™. This combination of shopping formats helps attract value-conscious customers looking for high quality products at low prices to its eCOST.com website. The Company also provides rapid response customer service utilizing a strategically located distribution center operated by an Affiliate and third party fulfillment providers, as well as customer support from online and on-call sales representatives.

The Company has operated as a reporting segment of the Parent’s business since April 1999. In September 2004, the Company completed an initial public offering (“IPO”) of 3,465,000 shares of the Company’s common stock, leaving the Parent with ownership of approximately 80.2% of the outstanding shares of the Company’s common stock. The Parent has advised the Company that the Parent plans to distribute its remaining ownership interest in the Company to its common stockholders. The Company refers to this as the “distribution” or the “spin-off.” The Parent has announced that the distribution will take the form of a spin-off by means of a special dividend to its common stockholders of all of the Company’s common stock owned by the Parent on April 11, 2005. Completion of the distribution is contingent upon the satisfaction of certain conditions as set forth in the Master Separation and Distribution Agreement previously entered into between the Company and PC Mall. The distribution may not occur by the contemplated time or may not occur at all.

These financial statements have been derived from the consolidated financial statements and accounting records of the Parent, in which the Company has been reported as a separate segment, using the historical results of operations, and historical basis of assets and liabilities of its business. The statements of operations include expense allocations for certain corporate functions historically provided to the Company by an Affiliate, including administrative services (accounting, human resources, tax services, legal and treasury), inventory management and order fulfillment, credit card processing, information systems operation and administration, advertising services, and use of office space. These allocations were made on a specifically identifiable basis or using the relative percentages, as compared to the Parent’s other businesses, of net sales, payroll, net cost of goods sold, square footage, headcount or other methods. The Company has not made a determination of whether these expenses are comparable to those it could have obtained from an unrelated third party. The Company’s expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the statements of operations. All related activity between the Affiliate and the Company is reflected as related party payables and receivables on the Company’s balance sheet.

On September 1, 2004, the Company completed the sale of 3,465,000 shares of its common stock for aggregate consideration of $20,097, less underwriting discounts and commissions of $1,407. The Company incurred approximately $1,951 of offering expenses in connection with the offering. No offering expenses were paid directly or indirectly to any directors or officers (or their associates) or persons owning ten percent (10%) or more of any class of equity securities or to any other affiliates. The Company’s net proceeds from the offering after deducting offering expenses were $16,739. In connection with the IPO, the Company paid a dividend of $2,543 to the Parent through a settlement of the capital contribution due from the Parent outstanding at the completion of the IPO.

The Company believes the assumptions underlying the financial statements are reasonable. However, the financial statements may not necessarily reflect its results of operations, financial position and cash flows in the future or what the Company’s results of operations, financial position and cash flows would have been had the Company been a separate, stand-alone company during the periods presented. The historical financial information presented herein does not reflect the many significant changes that will occur in the Company’s funding and operations as a result of becoming a public company or its spin-off from PC Mall.

In July 2004, the Company’s board of directors declared a 1.4-for-1 stock split, which was effective upon completion of the Company’s IPO. The stock split has been given retroactive effect in the accompanying financial statements.

Management believes that current working capital, together with cash flows from operations, and borrowing available under its credit facility, will be adequate to support the Company’s current operating plans for at least the next twelve months.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates.

Cash Equivalents

As a subsidiary of the Parent, the Company participated in the Parent’s cash management program, whereby trade cash receipts and disbursements were handled by the Affiliate. Accordingly, most trade cash receipts historically were received directly by the Affiliate and were credited to the Company on a daily basis through the Due from/Advances from Affiliate accounts. Further, any cash received directly by the Company historically was swept daily by the Affiliate from the Company’s account and applied to the Due from/Advances from Affiliate account. As of December 31, 2004, the Company maintains its own cash accounts and received predominantly all trade receipts into such accounts The Company had a cash or cash equivalents balance of $8,790 at December 31, 2004.

Short-term Investments

The Company had a balance of $7,000 in short-term investments which the company classified as available-for-sale securities at December 31, 2004, with original maturities exceeding ninety days. Consistent with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified these securities as short-term because they all have readily determinable fair values, are highly liquid and the sale of such securities may be required prior to maturity to implement management’s strategies. The Company had available-for-sale securities in Municipal Bonds of $5,000 and Government Securities of $2,000 with credit ratings of AAA at December 31, 2004, each with 28 day rollover intervals, maturing in 2024 and 2028, respectively. The Company’s investments are reported at fair value, with unrealized gains and losses, net of taxes, recorded in accumulated other comprehensive income in the statements of stockholders’ equity (deficit). There was no unrealized gain or loss on these securities during the year ended December 31, 2004. Realized gains or losses and permanent declines in value, if any, on these securities are reported in other income and expense. The Company had no material realized gains or losses during the year ended December 31, 2004.

Concentration of Credit and Business Risk

The Company sells the majority of its products to customers that make payment via credit card. Accounts receivable potentially subject the Company to credit risk. The Company extends credit to business customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses that have been within management’s expectations. At December 31, 2003 no individual customer represented more than 10% of trade accounts receivable. At December 31, 2004, one customer represented approximately 16% of trade accounts receivable. The Company uses third-party credit card payment processors for its credit card transactions. Balances owed by the processors for credit cards billed but unpaid to the Company, net of fees, at December 31, 2003 and 2004 were $1,119 and $1,371, respectively. No individual customer represented more than 10% of net sales for any of the three years in the period ended December 31, 2004.

The Company currently purchases a substantial majority of its products from the Affiliate. The Company expects to transition to its own distribution facility by early April 2005, and begin purchasing product directly. The Company does not have long-term contracts or arrangements with any of its vendors. Loss of any of these vendors could have a material adverse effect on the Company’s financial position, results of operations and cash flows. In addition, the Company relies upon the Affiliate for various operational and administrative services (see Note 7).

Accounts Receivable

Accounts receivable consist of amounts primarily from customers with whom the Company has extended credit in 2003 and 2004. In 2003, accounts receivable also included credit cards billed but not yet received at period end due to the arrangement of credit card collections with the Parent at that time. The Company recorded an allowance for doubtful accounts of $50 and $199 at December 31, 2003 and 2004, respectively, against its trade accounts receivable. The allowance for doubtful accounts is determined based upon a review of receivable balances aged more than 90 days with specific provision made based upon management’s assessment of the collectability of each receivable balance including those deemed not collectible aged less than 90 days.

Inventories

The Company currently purchases its products from an Affiliate and other suppliers that ship directly to its customers. The majority of product shipments are fulfilled from an outsourced distribution center operated by the Affiliate. In January 2005, the Company signed a lease for its own distribution facility which the Company expects to be operational by early April 2005. This new facility will fulfill all product shipments currently being handled by the outsourced distribution center operated by the Affiliate. As discussed under Revenue Recognition below, the Company does not record revenue and related cost of goods sold until received by the customer. As such, inventories consist solely of goods in transit to customers at December 31, 2003 and 2004.

Advertising Costs

The Company produces and circulates catalogs at various dates throughout the year and receives market development funds and co-op advertising funds from vendors included in each catalog. Pursuant to Statement of Position (“SOP”) 93-7, Reporting on Advertising Costs, the costs of developing, producing and circulating each catalog are deferred and charged to advertising expense ratably over the life of the catalog based on the revenue generated from each catalog, approximately eight weeks. In 2002, 2003 and 2004, advertising expenses, including those for catalog, internet and other methods, were $3,072, $3,609, and $5,945, respectively, and are included in selling, general and administrative expenses. Deferred advertising costs of $51 and $115 are included in prepaid expenses and other current assets at December 31, 2003 and 2004, respectively.

Market development and co-op advertising funds pursuant to Emerging Issues Task Force (“EITF”) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, are recognized as an offset to cost of goods sold. Market development and co-op advertising funds include an allocation credited from the Affiliate and also funds directly attributable to the Company. Market development and co-op advertising funds allocated to the Company in 2002, 2003 and 2004 were $2,821, $3,656 and $4,959, respectively. Direct market development and co-op funds in 2002, 2003 and 2004 were $0, $249, and $1,866, respectively.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as noted below. The Company also capitalizes computer software costs that meet both the definition of internal-use software and defined criteria for capitalization in accordance with Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.

Computers, software and equipment	3 years
Furniture and fixtures	7 years
Leasehold improvements	Life of lease—not to exceed 15 years

Depreciation and amortization expense in 2002, 2003 and 2004 totaled $206, $42 and $55, respectively.

Disclosures about Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximates fair value because of the short-term maturity of these instruments.

Net Advances from Affiliate/Due from Affiliate

Net Advances from affiliate or Due from affiliate primarily represent the application of customer receipts received by the Affiliate on the Company’s behalf, offset by the Company purchases of inventory as well as charges for services as described in Note 7 below. In addition, in March 2003, the Parent made a capital contribution of $18,000 to the Company, which was used to repay the cumulative advances from the affiliate owed by the Company at that time of $15,457. As a result of the contribution, the Company no longer had a liability balance to the Parent. At December 31, 2003 and 2004, the Company had a net receivable balance from affiliates.

Accounting for the Impairment of Long-Lived and Intangible Assets

In 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”). In accordance with SFAS 144, the Company reviews long-lived assets and certain intangible assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Events and circumstances that may indicate that asset is impaired include: significant decreases in the market value of assets, significant underperformance relative to expected historical or projected future operating results, a change in the manner in which an asset is used, changes in technology, loss of key management or personnel, changes in our operating model or strategy and competitive forces.

If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. To date, no impairment charges have been recorded.

Income Taxes

The Parent files a consolidated federal income tax return and a combined state income tax return that include the operating results of the Company. The income tax provision for the Company is computed as if a separate company tax return were being filed. The Company accounts for income taxes under the liability method. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial reporting amounts of existing assets and liabilities. A valuation allowance is provided when it is more likely than not that all or some portion of deferred tax assets will not be realized.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities comprise costs incurred but not paid primarily for payroll, advertising and certain other accrued expenses and current liabilities at the balance sheet date.

These liabilities consist of the following:

	December 31,
	2003	2004
Accrued payroll and related expenses	$161	$291
Accrued advertising	228	1,140
Other accrued expenses	1,349	1,204

Accrued expenses and other current liabilities	$1,738	$2,635

Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured.

Net sales include product sales, gross outbound shipping charges, and related handling fees, and to a lesser extent, third-party extended warranties and other services. The Company recognizes revenue from product sales, net of estimated returns, promotional discounts, credit card fraud and chargebacks, and coupon redemptions, when both title and risk of loss to the products has transferred to the customer, which the Company has determined to occur upon receipt of products by the customer. The Company generally requires payment by credit card upon placing an order, and to a lesser extent, grants credit to business customers on normal credit terms.

The allowance for sales returns is determined based on historical experience using management’s best estimates. The Company periodically provides incentive offers to customers including percentage discounts off current purchases and offers for future discounts subject to a minimum current purchase. Such discounts are recorded as a reduction of the related purchase price at the time of sale based on actual and estimated redemption rates. Future redemption rates are estimated using the Company’s historical experience for similar sales inducement offers.

For product sales shipped directly from the Company’s vendors to end customers, the Company records revenue and related costs at the gross amounts charged to the customer and paid to the vendor based on an evaluation of the criteria outlined in EITF No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. The Company’s evaluation is performed based on a number factors, including whether the Company is the primary obligor in the transaction, has latitude in establishing prices and selecting suppliers, takes title to the products sold upon shipment, bears credit risk, and bears inventory risk for returned products that are not successfully returned to third-party suppliers. The Company recognizes revenue on extended warranties and other services for which it is not the primary obligor on a net basis.

Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations and complies with the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. Under APB 25, employee compensation expense is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the amount an employee must pay to acquire the stock. The expense associated with stock-based compensation is amortized over the periods the employee performs the related services, generally the vesting period.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under SFAS No. 123 and EITF 96-18, equity awards issued to non-employees are accounted for at fair value using the Black-Scholes option-pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock award is re-measured each period until a commitment date is reached, which is generally the vesting date. For non-employee awards, deferred stock-based compensation is not reflected in stockholders’ equity until a commitment date is reached.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosure about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition provisions are effective for fiscal years ending after December 15, 2002. The Company has not adopted the fair value method of accounting for stock-based compensation of SFAS No. 123, and accordingly, SFAS No. 148 did not have a material impact on the Company’s financial position, results of operations or cash flows. See “Recent Accounting Pronouncements” below for information regarding the required adoption of SFAS No. 123 (revised 2004), Share-Based Payment in 2005.

If the Company had recorded stock-based compensation to employees using the fair value method as prescribed by SFAS No. 123, the Company’s net income (loss) would have been adjusted to the pro forma amounts below:

	Twelve months ended December 31,
	2002	2003	2004
Net income (loss)—as reported	$147	$6,211	$(1,208)
Add: Non-cash stock-based compensation expense included in reported income, net of related taxes	—	—	913
Less: Stock-based compensation expense under SFAS 123, net of related taxes	(162)	(90)	(1,101)

Net income (loss)—pro forma	$(15)	$6,121	$(1,396)

Basic net income (loss) per share—as reported	$0.01	$0.44	$(0.08)

Basic net income (loss) per share—pro forma	$(0.00)	$0.44	$(0.09)

Diluted net income (loss) per share—as reported	$0.01	$0.43	$(0.08)

Diluted net income (loss) per share—pro forma	$(0.00)	$0.43	$(0.09)

The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Twelve months ended December 31,
	2002	2003	2004
Risk free interest rates	3.90%	3.68%	3.64%
Expected dividend yield	None	None	None
Expected lives	7yrs.	7yrs.	6yrs.
Expected volatility	129%	119%	100%

Weighted average grant date fair values in 2002 and 2004 were $3.73 and $7.89. There were no stock option grants to employees in 2003.

Net Income (Loss) Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method.

The computation of Basic and Diluted EPS is as follows:

	Twelve months ended December 31,
	2002	2003	2004
Net income (loss)	$147	$6,211	$(1,208)
Weighted average shares—Basic	14,000,000	14,000,000	15,155,000
Effect of dilutive stock options (a)	421,859	279,387	—

Weighted average shares—Diluted	14,421,859	14,279,387	15,155,000

Basic earnings (loss) per share	$0.01	$0.44	$(0.08)

Diluted earnings (loss) per share	$0.01	$0.43	$(0.08)

(a)	Potential common shares of 1,349,900 for the year ended 2004 have been excluded from the loss per share computations because the effect of their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

Share-Based Payments

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB Opinion No. 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s statements of operations. The statement requires companies to assess the most appropriate model to calculate the value of stock options and other share-based awards. The Company currently uses the Black-Scholes option pricing model to value options and is currently assessing which model the Company may use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in different accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for the Company’s financial statements is the Company’s third fiscal quarter in 2005.

Upon adoption, this statement will have a significant impact on the Company’s financial statements as the Company will be required to expense the fair value of the Company’s stock option grants rather than disclose the impact on the Company’s net income within its footnotes (see above), as is the Company’s current practice. The amounts disclosed within the Company’s footnotes are not necessarily indicative of the amounts that will be expensed upon adoption of FAS 123R. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within the Company’s footnotes based on changes in the fair value of the Company’s common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R the Company may choose to use a different valuation model to value the compensation expense associated with employee stock options.

2.	Property and Equipment

Property and equipment, net consist of the following:

	December 31,
	2003	2004
Computers, software and equipment	$560	$435
Furniture and fixtures	42	94
Leasehold improvements	175	177

	777	706
Less: Accumulated depreciation and amortization	(652)	(364)

	$125	$342

3.	Commercial Lines of Credit

The Company along with other subsidiaries of the Parent, was a co-borrower under the Parent’s $75,000 asset-based commercial line of credit and a $3,500 term note. The Parent commercial line of credit is secured by substantially all of the assets of the Parent and its subsidiaries. Effective upon the completion of the Company’s initial public offering, the Company was released from all obligations under the Parent’s commercial line of credit and the Company’s assets and outstanding common stock were released as collateral. There was $30,676 of gross working capital advances under the Commercial Line of Credit outstanding at December 31, 2003.

Although the Company had not directly utilized proceeds from the Parent Commercial Line of Credit or the Term Note, because it was legally a borrower under the Parent Commercial Line of Credit and the Term Note, and had joint and several legal liability under their terms, the entire obligation included in the Parent’s consolidated financial statements is also reflected in the accompanying stand-alone financial statements for financial reporting purposes for all periods prior to the IPO. In addition, the Company accrued related interest expense on the obligation and unused commitment fees payable under the arrangement through the closing date of the IPO. However, on a stand-alone basis, prior to the IPO, the Company did not have the financial wherewithal, resources or collateral to enter into an asset-based credit facility of this size or nature, nor did the Company comply on a stand-alone basis with the financial covenants as provided for under the agreement. As such, the Company would not have been able to make the required principal and interest payments due on the obligation on a stand-alone basis without reliance upon the Parent to fund such principal and interest payments in an amount and at such times as they become due. Accordingly, for financial reporting purposes, in the Company’s stand-alone financial statements for periods presented prior to the IPO, the Company has recognized a corresponding receivable from the Parent equal to the amount of principal and interest and unused commitment fees payable under the obligation which is reflective of the operative borrowing arrangement with the bank within the Borrowing Group. As debt is repaid by the Parent, the receivable from the Parent and the debt outstanding in the Company’s financial statements are correspondingly reduced. As a result, the outstanding principal and interest due under the Parent Commercial Line of Credit and the Term Note, at any point in time is offset by a corresponding receivable from the Parent on the accompanying Balance Sheet, with equal amounts of interest expense recognized under the obligation and interest income recognized on the receivable from the Parent which are presented separately as interest income and expense in the accompanying Statements of Operations. The amounts recognized as interest expense and interest income were $1,097, $1,476 and $1,329 for 2002, 2003 and 2004, respectively. This financial presentation results in net interest expense of $0 under the Parent Commercial Line of Credit and the Term Note in each of the periods reported which is representative of the repayments of principal and interest being funded by a loan receivable from the Parent for which principal and interest payments match the timing and amount of principal and interest payments due on the Parent Commercial Line of Credit and the Term Note. In the accompanying Statements of Cash Flows, the receivable and the Commercial Line of Credit and the Term Note have been presented as supplemental information in that there was no cash flow activity between the Parent and the Company or between the Company and the Bank since the Parent has borrowed from and repaid the Bank directly (see Note 8).

In December, 2004, the Company entered into an asset-based line of credit of up to $15,000 with a financial institution, which is secured by substantially all of its assets. The credit facility functions as a working capital line of credit with the Company’s borrowings under the facility limited to a percentage of its inventory and accounts receivable. Outstanding amounts under the facility bear interest initially at the prime rate plus 0.25%. Beginning in 2006, outstanding amounts under the facility will bear interest at rates ranging from the prime rate to the prime rate plus 0.5%, depending on the Company’s financial results. At December 31, 2004, the prime rate was 5.25%. In connection with the line of credit, the Company entered into a cash management arrangement whereby the Company’s operating accounts are swept and used to repay outstanding amounts under the line of credit. The credit facility contains standard terms and conditions customarily found in similar facilities offered to similarly situated borrowers. The credit facility limits the Company’s ability to make acquisitions above pre-defined dollar thresholds, requires the Company to use the proceeds from any future stock issuances to repay outstanding amounts under the facility, and has as its sole financial covenant a minimum tangible net worth requirement. As of December 31, 2004, the Company is in compliance with its sole financial covenant. Borrowing availability is subject to satisfaction of certain standard conditions. Fees under the credit facility include an upfront cash fee, an annual unused line fee of 0.375% of the unused portion of the line and a termination fee ranging from 0.20% to 0.75% depending on the timing of any termination of the facility. The credit facility will mature in March 2007. As of December 31, 2004, the Company had no borrowings under its asset-based line of credit.

4.	Income Taxes

The provision for income taxes consists of the following for the years ended December 31:

	2002	2003	2004
Current
Federal	$—	$6	$—
State	27	21	1

	27	27	1
Deferred
Federal	—	(5,376)	(669)
State	—	(523)	(116)

	—	(5,899)	(785)

Net provision (benefit)	$27	$(5,872)	$(784)

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income (loss) before income taxes due to the effects of the following:

	2002	2003	2004
Expected taxes at federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	6.6	4.6	5.8
Change in valuation allowance	(29.7)	(1,774.8)	—
Other	4.5	2.5	(0.4)

	15.4%	(1,733.7)%	39.4%

The significant components of deferred tax assets and liabilities are as follows at December 31:

	2003	2004
Net operating loss carryforwards	$4,143	$4,468
Deferred stock-based compensation	—	600
Other temporary differences	218	282

	4,361	5,350
Valuation allowance	—	—

	$4,361	$5,350

At December 31, 2004, the Company has federal and state net operating loss carry forwards of $12,459 and $252, respectively, which begin to expire in 2019 and 2006, respectively.

The Company assesses the recoverability of deferred tax assets and the need for a valuation allowance on an ongoing basis. In making this assessment management is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of the net deferred assets will be realized in future periods. This assessment requires significant judgment and estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realization of deferred tax assets. Primarily as a result of cumulative operating losses and the uncertainty surrounding the realization of the deferred tax assets in future years, the Company recorded a full valuation allowance at December 31, 2002 against its otherwise recognizable deferred tax assets.

During 2003, the valuation allowance of $6,012 was released as a result of the Company’s assessment of both positive and negative evidence with respect to the ability to realize deferred tax benefits. Specifically, management considered current forecasts and projections supporting the future utilization of deferred tax benefits, the Company’s recent earnings history, and the fact that net operating losses of $12,165 at the time were not limited with respect to their utilization and are available over a remaining carryover period of approximately 15-18 years to offset future taxable income. As a result of the above factors, management believes that it is more likely than not that the net deferred tax asset balance at December 31, 2004 will be realized.

The Company is a member of the Parent’s consolidated group for income tax purposes and files as part of a consolidated federal tax return. The allocation method the Company uses in calculating the tax provision is the separate return method. The differences between tax expense or benefit calculated on a separate return basis and cash paid or received under the legal tax sharing arrangement are treated as equity transactions. During 2003, the Company recorded a dividend of $1,538 to the Parent for the Parent’s utilization of the Company’s net operating losses. During 2003, the Company recorded a capital contribution from the Parent of $10 for state income taxes paid by the Parent on the Company’s behalf. During 2004, the Company recorded a capital contribution from the Parent of $204 to reflect additional net operating losses available to the Company based on the Parent’s actual utilization of net operating losses in its consolidated tax return.

As discussed in Note 1, the Parent intends to distribute to the Parent’s stockholders the Parent’s remaining equity interest in the Company. If the Company ceases to be a member of the Parent’s consolidated group, net operating loss carryforwards are first utilized on the Parent’s consolidated return and only the amount that is not absorbed by the group in that year is carried forward to the Company’s first separate return year. Accordingly, all or some portion of the Company’s net operating losses may continue to be utilized by the Parent and its subsidiaries, reducing the amount of deferred tax assets available to offset future taxable income with a corresponding reduction of additional paid-in capital.

5.	Commitments and Contingencies

Leases

The Company subleases office space from its Parent as more fully described in Note 7. Minimum annual rentals under such lease at December 31, 2004 were as follows:

Operating Leases
2005	$110
2006	142
2007	107
2008	—
Thereafter	—

Total minimum lease payments	$359

Additional contractual arrangements entered into with Affiliates are described in Note 7.

Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the amount, and ultimate liability, if any, with respect to such claims and actions will not have any material adverse effect upon the Company’s financial position, results of operations or cash flows. There can be no assurance, however, that such actions will not be material or adversely affect the Company’s business, financial position, results of operations or cash flows.

Other Contingencies

On July 12, 2004, the Company received correspondence from MercExchange LLC alleging infringement of MercExchange’s U.S. patents relating to e-commerce and offering to license its patent portfolio to the Company. On July 15, 2004, the Company received a follow-up letter from MercExchange specifying which of the Company’s technologies MercExchange believes infringe certain of its patents, alone or in combination with technologies provided by third parties. Some of those patents are currently being litigated by third parties, and the Company is not involved in those proceedings. In addition, three of the four patents identified by MercExchange are under reexamination at the U.S. Patent and Trademark Office, which makes the scope of the claims of those patents uncertain. In the July 15th letter, MercExchange also advised the Company that it has a number of applications pending for additional patents. MercExchange has filed lawsuits alleging infringement of some or all of its patents against third parties, resulting in settlements or verdicts in favor of MercExchange. One such verdict was appealed to the United States Court of Appeals for the Federal Circuit and affirmed in part. Based on the Company’s investigation of this matter to date, management believes that the Company’s current operations do not infringe any valid claims of the patents identified by MercExchange in these letters. There can be no assurance, however, that such claims will not be material or adversely affect the Company’s business, financial position, results of operations or cash flows.

6.	Employee Benefits

401(k) Savings Plan

The Company’s employees participate in the Parent’s 401(k) Savings Plan which covers substantially all full-time employees who meet the plan’s eligibility requirements. Participants may make tax-deferred contributions of up to 15% of annual compensation (subject to other limitations specified by the Internal Revenue Code). During 2002, 2003 and 2004, the Company incurred $2, $4 and $1 respectively, of expenses related to the 401(k) matching component of this plan. The matching component was eliminated effective April 1, 2004.

Stock Option Plans

1999 Plan

In 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”), which provides for the grant of various equity awards, including stock options, restricted stock and stock appreciation rights to employees, directors and consultants of the Company. To date, only stock option awards have been issued under the 1999 Plan. The 1999 Plan is administered by the Compensation and Stock Option Committee of the Board of Directors. Subject to the provisions of the 1999 Plan, the Committee has the authority to select the employees, directors and consultants to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock covered by the award, (ii) when the award becomes exercisable, (iii) the award’s exercise price, which must be at least 100%, with respect to Incentive Stock Options, and at least 85%, with respect to Non-statutory Stock Options, of the fair market value of the common stock as of the date of grant, and (iv) the term of the award (which may not exceed ten years). At December 31, 2003 and 2004, 506,800 and 918,400 options were outstanding, respectively. The Company’s Board of Directors suspended the plan effective September 1, 2004, and accordingly no further shares are available for future grant under the 1999 Plan.

All non-employee awards have been granted to employees of the Parent. In accordance with the provisions of EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, stock option awards to employees of the Parent were measured at their fair value at the date of grant and recognized as a dividend to the Parent. The impact of applying EITF 00-23 to non-employee awards was not material. Of the total options outstanding at December 31, 2003 and 2004, 211,400 and 203,000 options were outstanding to employees of the Parent.

Options to purchase an aggregate of 358,400 shares of the Company’s common stock were outstanding under the 1999 Plan at a weighted average exercise price of $0.34 per share, which have terms that (i) restrict exerciseability based on the earlier of a corporate transaction involving the Company (e.g. a merger or consolidation or disposition of all or substantially all of the Company’s assets) as defined, the Company’s initial public offering or the lapse of a five or seven year period from date of grant, and (ii) for certain awards, provide repurchase rights to the Company at the original exercise price in the event of employee termination, which rights terminate in the event of a corporate transaction or IPO. No options were exercisable prior to the Company’s IPO which was completed on September 1, 2004, and the time-based vesting terms were not deemed substantive as the awards were effectively contingent upon a corporate transaction or the Company’s IPO. Due to such contingency, the Company had deemed the awards to be variable awards under APB 25 as the probability of these contingent events could not be reasonably determined. As a result of the closing of the Company’s IPO on September 1, 2004, at an offering price of $5.80 per share, the Company recognized a compensation charge of $839 based on the intrinsic value of these awards.

In March 2004, the Company granted an option under its 1999 Stock Incentive Plan (the “1999 Plan”) to purchase 560,000 shares of common stock to its Chief Executive Officer at an exercise price of $6.43 per share. This grant resulted in the recognition of deferred non-cash stock-based compensation of $2,000 based on the estimated deemed fair value of the common stock on the date of grant of $10.00. An aggregate of 25% of the shares of common stock subject to this option vested upon the completion of the Company’s IPO. The remainder of the shares of common stock subject to this option will vest in equal quarterly installments over a three-year period following the Company’s IPO. The Company has recorded a non-cash stock-based compensation charge of $667 for the year ended December 31, 2004 to reflect compensation expense related to the accelerated vesting of shares under this option as a result of its IPO. The Company will amortize the additional non-cash stock-based compensation expense of $1,333 relating to the March 2004 option over the remainder of the three-year vesting period. The Company recognized total compensation expense of $1,506 in connection with all its outstanding options in the year ended December 31, 2004.

2004 Plan

In 2004, the Company adopted its 2004 Stock Incentive Plan. A total of 6,300,000 shares of the Company’s common stock are reserved for issuance under the Company’s 2004 Stock Incentive Plan, subject to adjustment for a stock split, or any future stock dividend or other similar change in the Company’s common stock or its capital structure. Commencing on the first business day of each calendar year beginning in 2005, the number of shares of stock reserved for issuance under the 2004 Stock Incentive Plan will be increased annually by a number equal to 3% of the total number of shares outstanding as of December 31 of the immediately preceding year or such lesser number of shares as may be determined by the plan administrator. Notwithstanding the foregoing, of the number of shares specified above, the maximum aggregate number of shares available for grant of incentive stock options shall be 6,300,000 shares, subject to adjustment for a stock split, or any future stock dividend or other similar change in the Company’s common stock or capital structure. As of December 31, 2004, under the 2004 stock incentive plan, 433,750 shares were granted, 2,250 shares were cancelled and 5,868,500 shares of common stock remained available for grant, subject to increase in the future as described above.

The following table summarizes stock option activity under the Company’s Stock Incentive Plans:

	1999 PLAN		2004 PLAN		TOTAL
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2002 and 2003	506,800	$0.29	—	$—	506,800	$0.29
Granted	560,000	6.43	433,750	8.99	993,750	7.55
Canceled	(148,400)	0.14	(2,250)	8.93	(150,650)	0.27

Outstanding at December 31, 2004	918,400	$4.05	431,500	$8.99	1,349,900	$5.63

Of the options outstanding at December 31, 2004, a total of 232,400 options have an exercise price of $0.14 per share and a weighted average remaining contractual life of 4.2 years. A total of 126,000 options have an exercise price of $0.71 per share and a weighted average remaining contractual life of 5.4 years. A total of 650,000 options have an exercise price between $6.40 and $6.43 per share and a weighted average remaining contractual life of 9.3 years. A total of 341,500 options have an exercise price between $8.93 and $17.36 and a weighted average remaining contractual life of 9.8 years.

PC Mall Plan

In addition to the Company’s 1999 and 2004 Plan, certain employees hold options to purchase shares of PC Mall common stock granted under the PC Mall Stock Option Plan. Under the PC Mall Stock Option Plan, options are generally granted at not less than the fair market value at date of grant, typically vest over a three-to five-year period and expire ten years after the date of grant.

The following table summarizes stock option activity for the Company’s employees under the PC Mall Plan:

	Number	Weighted Average Exercise Price
Outstanding at December 31, 2001	56,772	$3.56
Granted	2,275	4.02
Canceled	(1,750)	4.11
Exercised	(130)	1.59

Outstanding at December 31, 2002	57,167	3.57
Granted	—	—
Canceled	(350)	4.96
Exercised	(26,850)	3.79

Outstanding at December 31, 2003	29,967	3.36
Canceled	(6,350)	2.55
Exercised	(4,408)	6.27
Transfers (a)	942	7.48

Outstanding at December 31, 2004	20,151	$3.17

(a)	Represents shares held by employees who transferred to the Company from PC Mall during the period.

Of the PC Mall options outstanding at December 31, 2002, 2003 and 2004 held by the Company’s employees, options to purchase 29,642, 15,384 and 16,937 shares were exercisable at weighted average prices of $3.56, $3.32 and $3.12 per share, respectively. The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding at December 31, 2004			Options Exercisable at December 31, 2004
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $1.89	3,209	3.56	$1.62	3,037	$1.65
$2.16 - $2.16	10,000	6.72	2.16	7,500	2.16
$2.39 - $4.10	3,292	3.34	2.51	3,125	2.42
$6.31 - $12.65	3,650	5.11	7.92	3,275	7.37

	20,151	5.37	$3.17	16,937	$3.12

Pro forma information regarding net income (loss) has been discussed in Note 1 to the financial statements, as required by SFAS 123 and SFAS 148.

7.	Transactions with Affiliate

Since inception, the Affiliate has provided various services such as administration, warehousing and distribution, and use of its facilities to the Company. In consideration for those services, the Affiliate has historically allocated and charged a portion of its overhead costs related to such services to the Company. As such, the historical costs and expenses reflected in the Company’s financial statements include an allocation and charge for certain corporate functions historically provided by the Affiliate, including general corporate expenses, administrative costs, employee benefits and incentives, and interest expense. The allocations and charges are based upon several factors including net sales, net cost of goods sold, square footage, systems utilization, headcount, and other factors. These allocations and charges are based on what the Company and the Affiliate consider to be reasonable reflections of the historical utilization levels of these services required in support of the business. In addition, the Company purchased a majority of its products from the Affiliate.

Direct and allocated costs charged from the Affiliate included in the accompanying statements of operations are as follows:

	Twelve months ended December 31,
	2002	2003	2004
Cost of goods sold (including cost of products, shipping and fulfillment)	$67,040	$87,753	$151,873
Selling, general and administrative expenses	2,123	2,040	2,421
Interest expense	461	76	12

In January 2003, the Company formalized certain agreements with the Affiliate, which provide for substantially the same services and charges (computed on a comparable basis prior to January 2003) that were historically charged to the Company. A summary of the agreements is as follows:

Administrative Services Agreement and Information Technology Systems Usage and Services Agreement

The Administrative Services Agreement and Information Technology Systems Usage and Services Agreement entered into with the Affiliate provide the Company with certain general and administrative services, including but not limited to, the following:

•	general accounting and finance services;

•	tax services;

•	telecommunications systems and hardware and software systems usage;

•	information technology services and related support services, including maintaining management information and reporting systems and website hosting;

•	human resources administration;

•	record maintenance;

•	credit card processing; and

•	customer database management.

As consideration for the services provided, the Company paid approximately $1,430, $1,535 and $1,717 in 2002, 2003 and 2004, respectively. These charges, which are generally allocated and charged using a percentage of the Company’s total sales in relation to the Affiliate’s consolidated sales, reflect what the Company and the Affiliate consider to be a reasonable reflection of the historical utilization levels of these services required in support of the Company’s business. These costs were included in Selling, General and Administrative expenses in the Statement of Operations. In addition to the above services, the Company was also allocated and charged a total of $283, $177 and $291 in 2002, 2003 and 2004, respectively, for other general and administrative services in the normal course of business, primarily consisting of employee benefit costs charged to the Affiliate for health, dental and other insurance plans provided to the Company as a subsidiary of the Parent.

Product Sales, Inventory Management and Order Fulfillment Agreement

The Product Sales, Inventory Management and Order Fulfillment Agreement with the Affiliate provides the Company with product sales, inventory management and order fulfillment services at the same levels as has historically been provided to the Company. Under the agreement, the Affiliate provides the following services to the Company:

•	purchasing services, including purchasing for the Affiliate’s own account and inventory to meet the projected sales requirements;

•	inventory management, including maintaining sufficient facilities, equipment, employees, vendor relationships and technology to meet the Company’s requirements; and

•	order fulfillment, including picking, packing, shipping, tracking and processing returns.

As consideration for these services, the Company paid approximately $3,633, $5,726 and $9,251 in 2002, 2003 and 2004, respectively. The charges include a fulfillment charge per shipment, shipping expenses at cost, restocking fees for returned products, inventory management fees and other costs. These costs were included in the Company’s Cost of Goods Sold on the Statements of Operations.

The Company purchased the majority of its products sold in all periods presented from the Affiliate. Title and risk of loss pass to the Company at the time of shipment. In 2002, 2003 and 2004, the Affiliate charged the Company $63,407, $82,027 and $142,622 for products shipped by the Affiliate, net of discounts, market development funds and co-op advertising dollars allocated and credited to the Company for such purchases.

Sublease Agreement

In January 2003, the Company entered into a Sublease Agreement with the Parent for approximately 7,800 square feet of office space located at the Parent’s corporate headquarters in Torrance, California. As a result of the Master Separation and Distribution Agreement between PC Mall and the Company, effective September 1, 2004, the Sublease Agreement was amended. The Company subleases approximately 10,000 square feet of office space at December 31, 2004. The Company currently pays monthly rent and is responsible for its proportionate share of all common area maintenance, including but not limited to amortization of leasehold improvements, real estate taxes, utilities and other operating expenses. In 2002, 2003 and 2004, the Company paid $410, $328 and $413 respectively, related to the use of office space. Such costs were included in the Company’s Selling, General and Administrative expenses on the Statements of Operations. The agreement provides for rent changes commensurate with the amount of space the Company may occupy from time to time, and terminates in September 2007.

Other Related Party Matters

In 2003, the Company’s Parent made a capital contribution of $18,000 to the Company, which was recorded as Additional Paid-in Capital. The capital contribution was used to repay the cumulative advances to the Company from the Parent at that time of $15,457, and the difference of $2,543 was returned back to the Parent, resulting in a Capital contribution due from Parent, a contra-equity account on the Company’s Balance Sheet. At December 31, 2003 and 2004, the Company had a balance due from Affiliates of $991 and $813, which represents amounts received by the Affiliate on the Company’s behalf, in excess of purchases made and overhead costs the Company incurred from the Affiliate.

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

In 2002, the Company did not maintain separate accounts payable, and all activities were performed and paid by the Affiliate. As such, balances the Company owed for trade payables are included in Advances from Affiliate. In 2003, the Company established a disbursement account and maintained separate accounts payable balances with third-party vendors.

8.	Supplemental Disclosure of Non-Cash Financing Activities

	Twelve Months Ended December 31,
	2002	2003	2004
Net borrowings (repayments) under line of credit	$10,947	$8,260	$(30,676)
Decrease (increase) in Receivable from the Parent	(10,947)	(8,260)	30,676

In connection with the Company’s initial public offering, the Company paid a dividend of $2,543 to the Affiliate through a settlement of the capital contribution due from the Affiliate outstanding at completion of the initial public offering.

9.	Subsequent Events

On January 14, 2005, the Company entered into a lease with Teachers Insurance and Annuity Association of America for approximately 163,632 of rentable square feet in a facility located in Memphis, Tennessee, in order to provide the Company’s own inventory management and order fulfillment operations which are currently provided by PC Mall. The initial term of the lease is 70 months. Upon the expiration of the initial term, the Company has an option to renew the lease for a period of 5 years. The renewal option will be subject to all of the terms and conditions contained in the lease, except that the rent during the renewal term will be determined on the basis of the market rent, as such term is defined in the lease.

The equipment installation and office space configuration are currently under construction. The landlord has provided the Company with a construction allowance of $369.

Under the terms of the agreement, the Company’s initial monthly base rent is approximately $22 per month, which will increase periodically over the term of the lease to approximately $39. If the Company satisfies all of the initial terms and conditions of the lease, the Company is not required to pay the monthly base rent for the first two months of the lease. The total minimum rental amount under the lease is approximately $2,484 for the initial term. In addition to the monthly base rent, the Company is required to pay for all of the Company’s utilities and operating costs based on the Company’s proportionate share of all of the operating costs for the premises, but in no event will such costs increase by more than 7% per year in the aggregate over the lease term.

Upon execution of the lease in January 2005, the Company provided the landlord with a letter of credit in the amount of $200 to secure the payment obligations under the lease. The Company is required to keep the letter of credit in effect or replace it with a letter of credit with the same terms until 30 days after the expiration of the term of the lease. The amount of the letter of credit will be reduced periodically over the term of the lease.

In January 2005, the Company granted an option to purchase 250,000 shares of common stock to its Chief Financial Officer at fair value on the date of grant of $12.15.

On March 17, 2005, the Company and PC Mall amended the Administrative and Services Agreement to reduce the scope of services and corresponding monthly fees for such services from approximately $100 to $19, to be effective at the date of spin-off.

On March 18, 2005, the Parent announced its plan to distribute all of its 14,000 shares of common stock in the Company, equivalent to 80.2% of the Company’s outstanding common stock, by way of a special dividend to its stockholders. This is expected to be effective on April 11, 2005.

SCHEDULE II

eCOST.com, Inc.

Valuation and Qualifying Accounts

For the years ended December 31, 2002, 2003 and 2004

	Balance at Beginning of Year	Additions Charged to Operations	Deductions from Reserves	Balance at End of Year
Allowance for doubtful accounts for the year ended:
December 31, 2002	$—	$51	$(19)	$32
December 31, 2003	32	32	(14)	50
December 31, 2004	50	170	(21)	199

Deferred tax asset valuation allowance for the year ended:
December 31, 2002	6,063	—	(51)	6,012
December 31, 2003 (a)	6,012	—	(6,012)	—
December 31, 2004	—	—	—	—

Sales returns reserve:
December 31, 2002	213	2,961	(2,845)	329
December 31, 2003	329	3,464	(3,404)	389
December 31, 2004	389	5,265	(5,142)	512

(a)	Reversal of valuation allowance for net deferred tax asset in 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Torrance, State of California, on March 31, 2005.

eCOST.com, Inc.

By:	/s/ Adam W. Shaffer
Adam W. Shaffer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam W. Shaffer Adam W. Shaffer	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005

/s/ Elizabeth S.C.S. Murray Elizabeth S.C.S. Murray	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 31, 2005

/s/ Gary W. Guy Gary W. Guy	President and Director	March 31, 2005

/s/ Thomas A. Maloof Thomas A. Maloof	Director	March 31, 2005

/s/ S. Keating Rhoads S. Keating Rhoads	Director	March 31, 2005

/s/ Mark A. Timmerman Mark A. Timmerman	Director	March 31, 2005

/s/ Mike Weller Mike Weller	Director	March 31, 2005

eCOST.com, Inc.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Master Separation and Distribution Agreement, dated September 1, 2004 (included as Exhibit 10.1 hereto)

3.1	Amended and Restated Certificate of Incorporation (3)

3.2	Amended and Restated By-laws (3)

10.1	Master Separation and Distribution Agreement, dated September 1, 2004 (6)

10.2	Tax Allocation and Indemnification Agreement, dated September 1, 2004 (6)

10.3	Employee Benefit Matters Agreement, dated September 1, 2004 (6)

10.4(a)	Administrative Services Agreement, dated September 1, 2004 (6)

10.4(b)	Amendment to Administrative Services Agreement, dated March 17, 2005

10.5	Product Sales, Inventory Management and Order Fulfillment Agreement, dated September 1, 2004 (6)

10.6	Information Technology Systems Usage and Services Agreement, dated September 1, 2004 (6)

10.7	AF Services Software License Agreement, dated September 1, 2004 (6)

10.8	Amended and Restated Sublease Agreement, dated September 1, 2004 (6)

10.9	Registration Rights Agreement with PC Mall, dated September 1, 2004 (6)

10.10	Registration Rights Agreement with Frank Khulusi, dated September 1, 2004 (6)

10.11*	eCOST.com, Inc. 1999 Stock Incentive Plan (1)

10.12*	eCOST.com, Inc. 2004 Stock Incentive Plan and 2004 Non-Employee Director Option Program (2)

10.13	Loan and Security Agreement with Congress Financial Corporation (Western), dated August 3, 2004 (4)

10.14	Form of Indemnification Agreement with directors and executive officers (5)

10.15*	Form of Notice of Stock Option Award and Stock Option Award Agreement under 2004 Stock Incentive Plan (5)

10.16*	Form of Notice of Stock Option Award and Stock Option Award Agreement for Non-Employee Directors under 2004 Stock Incentive Plan (5)

10.17	PC Mall Software License Agreement (2)

10.18*	Employment Agreement with Adam W. Shaffer (1)

10.19*	Employment Agreement dated December 22, 2004, between us and Elizabeth S.C.S. Murray (7)

10.20	Lease dated January 14, 2005, by and between us and Teachers Insurance and Annuity Association of America for the benefit of its separate real estate account (8)

*	The referenced exhibit is a compensatory contract, plan or arrangement.

10.21	*	Summary of Director Compensation

21.1		Subsidiaries

23.1		Consent of PricewaterhouseCoopers LLP

31.1		Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2		Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1		Certification of the Chief Executive Officer of Registrant pursuant to 184 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on May 5, 2004.

(2)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on July 2, 2004.

(3)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on July 26, 2004.

(4)	Incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on August 3, 2004.

(5)	Incorporated by reference to Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 15, 2004.

(6)	Incorporated by reference to our Form 10-Q/A for the quarter ended September 30, 2004, filed with the SEC on November 17, 2004.

(7)	Incorporated by reference to our report on Form 8-K filed with the SEC on December 23, 2004.

(8)	Incorporated by reference to our report on Form 8-K filed with the SEC on January 18, 2005.