Form 10-K/A
period 2004-12-31
ECOST COM INC
filed 2005-05-02
CIK 1287503

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005, for the purpose of providing certain information required by Part III of Form 10-K and to reflect exhibits filed with this Amendment. In addition, the Registrant is correcting a typographical error in the date of the report of PricewaterhouseCoopers LLP included in the original filing. The financial statements of the Registrant identified in Item 15 herein have been included in this Amendment No. 1 solely as a result of the corrected report of PricewaterhouseCoopers LLP with respect to such financial statements. Other than the correction of the date of the report of PricewaterhouseCoopers LLP, no changes have been made to such report or to the financial statements included in the original Form 10-K. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, nor does it modify or update in any way the disclosures contained in the original Form 10-K.

eCOST.com, Inc.

PART II

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is contained in the financial statements listed in Item 15(a) of this annual report under the caption “Financial Statements” and appears beginning on page F-1 of this annual report.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information Regarding Our Board of Directors

Set forth below is certain information, as of April 28, 2005, regarding the members of our board of directors. Each of our directors holds office until our next annual meeting of stockholders, or until his successor is elected and qualified.

Name	Age	Position	Director Since
Adam W. Shaffer	39	Chairman, Chief Executive Officer and Director	2004
Gary W. Guy	35	President and Director	2004
S. Keating Rhoads (1)(2)	54	Director	2004
Mark A. Timmerman	43	Director	2004
Mike Weller (2)	37	Director	2004

(1)	Member of our compensation committee

(2)	Member of our audit committee

Adam W. Shaffer joined our company as Chief Executive Officer in March 2004 and has served as a director since April 2004. In July 2001, Mr. Shaffer founded Safety-911, LLC, a national direct marketer of public safety equipment, where he served as President and Chief Executive Officer until April 2004. From October 2000 to July 2001, Mr. Shaffer was a consultant to Dennis Publishing Ltd., the publisher of Maxim Magazine, where he served as Director of Brand Management. From April 1992 through July 2000, Mr. Shaffer worked for Micro Warehouse, Inc., a direct reseller of branded information technology products and services, where he held various management positions including Executive Vice President of Marketing, Advertising, Purchasing and International Operations and Executive Vice President of Sales. Prior to that time, Mr. Shaffer served as Product and Catalog Manager of Global Computer Supplies, a direct reseller of computer products and supplies. Mr. Shaffer started his career in 1984 with Logicsoft Inc., a direct marketer of computer products, where he rose to the level of Category and Marketing Manager.

Gary W. Guy has served as our President and a director since October 2001. He also served as our Treasurer from October 2001 through April 2004, as our Secretary from October 2001 through January 2003 and from February 2004 through April 2004, and as a director from October 2001 to April 2004. Mr. Guy joined eCOST.com in June 1999 as Vice President of Sales and Marketing. Prior to joining our company, he served as Vice President of Marketing for PC Mall, Inc. from June 1994 to May 1999, Mr. Guy held various sales, marketing and product management positions within PC Mall.

S. Keating Rhoads has served as a director since the completion of our initial public offering in September 2004. Mr. Rhoads was Chief Executive Officer and Chairman of the Board of Tartan Textile Services, Inc. from April 2000 through September 2003, and continued on the board of directors through December 2003. From October 1999 to December 1999, Mr. Rhoads was a business consultant with ETC Carpet Mills. Mr. Rhoads served as Executive Vice President and Chief Operating Officer of Creative Computers, Inc. (predecessor to PC Mall, Inc.) in 1999. From 1991 through 1998, Mr. Rhoads was a senior executive at the Los Angeles Times, a division of the Times Mirror Company, serving from 1995 through 1998 as Senior Vice President, Operations. From 1984 to 1991, Mr. Rhoads was Vice President, Operations and Finance and Chief Financial Officer at The Morning Call, Inc., a subsidiary of the Times Mirror Company. Prior to 1984, Mr. Rhoads worked in several capacities at Harte-Hanks Communications, Inc., the University of San Francisco and Stanford University.

Mark A. Timmerman has served as a director since the completion of our initial public offering in September 2004. Mr. Timmerman has been employed by William Blair & Company, L.L.C. since 1986 and has served as a principal since 1993. From 1994 through 2001, Mr. Timmerman served as a director of Prophet21, Inc., a computer software manufacturer.

Mike Weller has served as a director since October 2004. He is the founder and a director of TopMoxie, Inc., a supplier of online behavioral marketing platforms, and has served as its President and Chief Executive Officer since September 2000. Prior to joining TopMoxie, Mr. Weller was the Vice President of E-commerce at Schoolpop, Inc., an online retailer that utilizes everyday purchases to establish nontraditional fundraising programs for schools and nonprofits. Mr. Weller was employed with Schoolpop, Inc. from April 1999 to September 2000, where he was responsible for establishing and overseeing all online and offline partnerships and managing the development of the e-commerce website. From November 1998 to April 1999, Mr. Weller served as a senior consultant to Netscape Communications Corporation, where he helped develop and oversee the deployment of core e-commerce strategies for the Netscape website.

Identification of Our Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of our audit committee are S. Keating Rhoads and Mike Weller. Our board of directors has determined that each of the members of our audit committee is “independent” as that term is defined in Rule 10A-3 promulgated under the Exchange Act and is an “independent director” as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. Our board of directors has determined that Mr. Rhoads is an “audit committee financial expert” as that term is defined by SEC regulations.

Under Commission and Nasdaq rules, our audit committee must have at least one independent member as of the date of our initial public offering, a majority of independent members within 90 days, and at least three independent members within one year. We expect to appoint one additional independent director to our audit committee prior to September 2005.

Executive Officers

The table below sets forth information as of April 28, 2005 about individuals who serve as our executive officers.

Name	Age	Position
Adam W. Shaffer	39	Chairman, Chief Executive Officer and Director
Gary W. Guy	35	President and Director
Elizabeth S.C.S. Murray	49	Executive Vice President, Treasurer, Secretary and Chief Financial Officer

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

Biographical summaries of the experience of Adam W. Shaffer and Gary W. Guy are provided above under the heading “Information Regarding Our Board of Directors.”

Code of Business Conduct and Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our code of ethics is posted on our website at www.ecost.com. We will provide to any person without charge, upon request, a copy of such code upon receipt of a written request directed to “Investor Relations” at our principal executive offices.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission. Those officers, directors and ten percent stockholders are also required by the Commission’s rules to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of the forms we received, or representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders were complied with.

Item 11.	Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation for services rendered in all capacities to us and our affiliates, including PC Mall, Inc., for the fiscal years indicated earned by our Chief Executive Officer and our other most highly compensated executive officers as of December 31, 2004, each of whom earned in excess of $100,000 during the 2004 fiscal year. The individuals listed in the following tables are sometimes referred to as the “named executive officers.” For the years 2002 and 2003, and for a part of the year 2004 reported below, we operated as a wholly-owned subsidiary of PC Mall, and the compensation of the individuals named below was determined in accordance with policies established by PC Mall.

Summary Compensation Table

		Annual Compensation (1)		Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary (1)	Bonus	Securities Underlying Options (#)		All Other Compensation
Adam W. Shaffer (2) Chief Executive Officer	2004	$192,307	$100,000	560,000		$9,000	(3)
Gary W. Guy President	2004 2003 2002	172,073 141,761 138,667	21,317 21,284 26,138	100,000 — —		335 1,076 1,078	(4) (4) (4)
Theodore R. Sanders (5) Former Chief Financial Officer	2004 2003 2002	250,451 239,610 235,000	43,234 60,786 44,462	40,000 — 25,000	(6) (6)	8,340 8,340 8,340	(7) (7) (7)

(1)	Includes amounts deferred by executive officers pursuant to PC Mall, Inc.’s 401(k) Savings Plan.

(2)	Mr. Shaffer joined our company in March 2004.

(3)	Represents relocation expenses.

(4)	Consists of matching contributions made by PC Mall, Inc. under the PC Mall, Inc. 401(k) Plan.

(5)	Mr. Sanders resigned effective January 2005. Mr. Sanders is the Chief Financial Officer of PC Mall, Inc. and acted as our principal financial officer from our inception until January 2005, when Ms. Murray joined our company. The compensation paid to Mr. Sanders was for services provided to PC Mall, and we were allocated and charged a portion of his compensation for services rendered to us.

(6)	These options consist of options to purchase PC Mall common stock granted by PC Mall. In connection with our spin-off from PC Mall on April 11, 2005, these options were converted into adjusted PC Mall options and options to purchase our common stock (multiplied by the distribution ratio of approximately 1.2071).

(7)	Represents an automobile allowance provided by PC Mall, Inc.

Option Grants in Last Fiscal Year

The following table provides information on grants of options to purchase our common stock in fiscal 2004 to the named executive officers:

Options/SAR Grants in Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options/SARs Granted(#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year (1)	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
					5%($)	10%($)
Adam W. Shaffer	560,000	62.0%	$6.43	8/18/14	$2,264,524	$5,738,748
Gary W. Guy	100,000	11.1	8.93	11/2/14	561,603	1,423,212
Theodore R. Sanders	—	—	—	—	—	—

(1)	Based on options to purchase a total of 903,750 shares granted by us to our employees in 2004. Mr. Guy’s options were granted at fair market value, have 10 year terms and 4 year vesting schedules. An aggregate of 25% of the shares subject to the option vest one year from the date of grant, with the remaining shares vesting in equal quarterly installments over a 3-year period. For the terms of Mr. Shaffer’s options, please see “Employment Agreements and Change-in-Control Arrangements” in this report on Form 10-K/A.

(2)	The potential realizable value is calculated based on the term of the option at its time of grant (10 years). It is calculated by assuming that the stock price appreciates at the indicated rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the option holder is possible unless the stock price increases over the exercise price at some time during the term of the option.

The following table provides information on grants of options to purchase PC Mall common stock in fiscal 2004 to the named executive officers:

Options/SAR Grants in Last Fiscal Year

Individual Grants
Name	Number of Securities Underlying Options/SARs Granted(#)	Percent of Total Options/SARs Granted in Fiscal Year(1)	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
					5%($)	10%($)
Adam W. Shaffer	—	—%	$—	—	$—	$—
Gary W. Guy	—	—	—	—	—	—
Theodore R. Sanders	40,000	7.4	15.70	10/28/14	394,946	1,000,870

(1)	Based on options to purchase a total of 538,100 shares granted by PC Mall in 2004. An aggregate of 25% of the shares subject to the option vested immediately, with the remaining shares vesting in equal quarterly installments over a 4-year period.

(2)	The potential realizable value is calculated based on the term of the option at its time of grant (10 years). It is calculated by assuming that the stock price appreciates at the indicated rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the option holder is possible unless the stock price increases over the exercise price at some time during the term of the option.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

The following table shows certain information about options to purchase eCOST.com common stock held by the named executive officers on December 31, 2004. No options to purchase our common stock were exercised by the named executive officers in fiscal year 2004.

	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Adam W. Shaffer	175,000	385,000	$1,666,000	$3,665,200
Gary W. Guy	140,000	100,000	2,173,500	702,000
Theodore R. Sanders	56,000	—	853,440	—

(1)	Value based on the closing price of our common stock as reported on the Nasdaq National Market on December 31, 2004, which was $15.95, less the exercise price, times the number of shares issuable pursuant to such options.

The following table shows certain information about options to purchase PC Mall common stock held by the named executive officers on December 31, 2004 and exercises by such individuals of options to purchase PC Mall common stock in fiscal year 2004.

			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End (2)
Name	Shares Acquired on Exercise	Value Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Adam W. Shaffer	—	$—	—	—	$—	$—
Gary W. Guy	—	—	15,917	2,500	308,992	50,550
Theodore R. Sanders	24,000	433,242	123,550	36,250	2,333,395	326,150

(1)	Calculated by determining the difference between the fair market value of the PC Mall common stock underlying the options on the date each option was exercised and the exercise price of the options.

(2)	Value based on the closing price of PC Mall common stock as reported on the Nasdaq National Market on December 31, 2004, which was $22.38, less the exercise price, times the number of shares issuable pursuant to such options.

Compensation of Directors

We currently pay each director who is not one of our employees an annual retainer of $24,000 (paid quarterly), $2,500 for each board meeting attended in person, $1,000 for each committee meeting attended in person and $500 for each board or committee meeting attended by telephone. Additionally, we pay each chairman of our board committees an annual fee of $2,500 for service in that capacity. Directors who are our employees are not paid any additional compensation for their service on our board of directors. We reimburse each of our directors for reasonable out-of-pocket expenses that they incur in connection with attending board and committee meetings.

Additionally, our non-employee directors are eligible to participate in our 2004 Non-Employee Director Stock Option Program, which is part of our 2004 Stock Incentive Plan. Both of our 2004 Non-Employee Director Stock Option Program and our 2004 Stock Incentive Plan are administered by the compensation committee of our board of directors. Under our 2004 Non-Employee Director Stock Option Program, our non-employee directors are eligible to receive annual, automatic, non-discretionary grants of nonqualified stock options under our 2004 Stock Incentive Plan at an exercise price equal to the fair market value of our common stock on the date of grant. Each new non-employee director is automatically granted an option to acquire 30,000 shares of our common stock, which vests quarterly over three years. Each non-employee director who has been a board member for at least six months on the date of each annual stockholder’s meeting, beginning with the 2005 annual meeting, receives an automatic grant of an option to acquire 10,000 shares of our common stock, which vests quarterly over one year. Thus, Messrs Rhoads, Timmerman and Weller will each receive a grant of an option to acquire 10,000 shares of our common stock in connection with our June annual meeting. All options granted under our 2004 Non-Employee Director Stock Option Program will become fully vested in the event of certain corporate transactions.

In addition to grants pursuant to our 2004 Non-Employee Director Stock Option Program, our non-employee directors are also eligible to receive additional grants under our 2004 Stock Incentive Plan, as determined from time to time by the compensation committee. The terms and conditions of grants to our non-employee directors under our 2004 Stock Incentive Plan are determined in the discretion of the compensation committee.

Our 2004 Non-Employee Director Stock Option Program and our 2004 Stock Incentive Plan are filed as exhibits to our Annual Report on Form 10-K. The compensation arrangements we have with our directors are reviewed and may be modified from time to time by our board of directors.

Compensation Committee Interlocks and Insider Participation

S. Keating Rhoads and Thomas A. Maloof served as members of our compensation committee in fiscal year 2004. Mr. Maloof resigned from the board of directors on April 11, 2005. None of our executive officers serves as a director or member of the compensation committee or other board committee performing equivalent functions of another entity that has one or more executive officers serving on our compensation committee or board.

Employment Agreements and Change-in-Control Arrangements

We have entered into employment agreements with Adam W. Shaffer, our Chief Executive Officer, and with Elizabeth S.C.S. Murray, our Executive Vice President, Treasurer, Secretary and Chief Financial Officer.

Our employment agreement with Mr. Shaffer became effective March 2004. Under the terms of this agreement, we will pay Mr. Shaffer an annual base salary of $250,000. Mr. Shaffer is eligible to earn annual bonuses of up to $100,000, and was entitled to a one-time bonus of up to $25,000 upon the completion of our initial public offering. Additionally, we granted Mr. Shaffer an option to purchase 560,000 shares of our common stock at an exercise price of $6.43 per share pursuant to the terms of the employment agreement. An aggregate of 25% of the shares of common stock subject to Mr. Shaffer’s option vested upon the completion of our initial public offering. The remainder of the shares of common stock subject to Mr. Shaffer’s option vest in equal quarterly installments over a three-year period following the initial public offering. Notwithstanding the foregoing, Mr. Shaffer’s option agreement provides that the vesting of his options may, subject to certain exceptions specified in the agreement, partially accelerate if we are a party to certain corporate transactions, as defined in our 1999 Stock Incentive Plan, including certain mergers and acquisitions. Mr. Shaffer’s employment with us is at will, which means that he or we can terminate his employment at any time with or without cause, as defined in his employment agreement, and generally without prior notice. If we terminate Mr. Shaffer’s employment without cause at any time after we complete an initial public offering, we will be required to pay him an equivalent of six months of his base salary if he executes a severance and release agreement that is reasonably acceptable to our board of directors. If we terminate Mr. Shaffer’s employment for cause, we will not be obligated to pay him any severance compensation.

Ms. Murray was appointed as our Executive Vice President, Treasurer, Secretary and Chief Financial Officer effective January 2005. Under the terms of our employment agreement with Ms. Murray, we will pay her an annual base salary of $235,000. Ms. Murray is eligible to earn an annual bonus of up to 50% of her base salary pursuant to a bonus plan to be adopted by us; provided, however, for the calendar year of 2005, Ms. Murray is entitled to receive a minimum bonus of 25% of her base salary. Additionally, Ms. Murray was granted an option to purchase 250,000 shares of our common stock at an exercise price of $12.15 (the closing price of our common stock on the date her employment commenced). The option vests in equal quarterly installments over a four year period. However, the option will partially accelerate, subject to certain exceptions specified in the agreement, upon certain corporate transactions. Ms. Murray’s employment with us is at will, which means that she or we can terminate her employment at any time with or without cause, as defined in her employment agreement, and generally without prior notice. In the event we terminate Ms. Murray’s employment without cause, we will be required to pay her an equivalent of six months of her base salary if she executes a severance and release agreement that is reasonably acceptable to our board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2005 by:

•	each of the named executive officers;

•	each of our current directors;

•	all of our current directors and executive officers as a group; and

•	each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock.

Percentage ownership is based on an aggregate of 17,465,000 shares of our common stock outstanding on April 15, 2005. The table is based upon information provided by officers, directors and principal stockholders, as well as upon information contained in Schedules 13D and 13G filed with the SEC. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all of the shares of our common stock beneficially owned by them. Unless otherwise indicated, the address for each person is 2555 W. 190th Street, Suite 106, Torrance, California 90504.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or Greater Stockholders:
Khulusi Revocable Family Trust (1)	2,563,442	14.2%

Directors and Executive Officers:
Adam W. Shaffer (2)	260,000	1.5%
Gary W. Guy (3)(4)	159,211	*
S. Keating Rhoads (5)	7,500	*
Theodore R. Sanders (4)(6)	214,693	1.2%
Mark A. Timmerman (7)	7,500	*
Mike Weller (8)	7,500	*
All directors and executive officers as a group (6 persons) (9)	457,336	2.6%

*	Less than 1%.

(1)	Based on information contained in the Schedule 13G filed April 21, 2005 by Frank F. Khulusi and Mona C. Khulusi as joint trustees of the Khulusi Revocable Family Trust dated November 3, 1993. Includes 574,629 shares underlying options which are presently vested or will vest within 60 days of April 15, 2005.

(2)	Includes 245,000 shares underlying options which are presently vested or will vest within 60 days of April 15, 2005.

(3)	Includes 159,211 shares underlying options which are presently vested or will vest within 60 days of April 15, 2005.

(4)	Includes options to purchase our common stock granted in connection with adjustments to outstanding PC Mall options as a result of our spin-off from PC Mall on April 11, 2005.

(5)	Includes 7,500 shares underlying options which are presently vested or will vest within 60 days of April 15, 2005.

(6)	Mr. Sanders resigned effective as of January 17, 2005. Includes 214,693 shares underlying options which are presently vested or will vest within 60 days of April 15, 2005.

(7)	Includes 7,500 shares underlying options which are presently vested or will vest within 60 days of April 15, 2005.

(8)	Includes 7,500 shares underlying options which are presently vested or will vest within 60 days of April 15, 2005.

(9)	Includes 442,336 shares underlying options which are presently vested or will vest within 60 days of April 15, 2005.

Equity Compensation Plan Information

The following table sets forth information about shares of our common stock that may be issued upon exercise of options under all of our equity compensation plans as of December 31, 2004:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders	1,349,900	$5.63	5,870,750
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,349,900	$5.63	5,870,750

(1)	Represents shares available for issuance under our 2004 Stock Incentive Plan as of December 31, 2004. The 2004 Stock Incentive Plan contains an evergreen formula pursuant to which on January 1 of each year, the aggregate number of shares reserved for issuance under the 2004 Stock Incentive Plan will increase by a number of shares equal to 3% of the outstanding shares on December 31 of the preceding year. On January 1, 2005, an additional 523,950 shares became available under this Plan pursuant to the evergreen provision. Our board of directors suspended the use of our 1999 Stock Incentive Plan effective upon the completion of our initial public offering, and no further grants will be made under the 1999 plan.

Item 13.	Certain Relationships and Related Transactions.

Relationships with PC Mall and its Affiliates

Prior to our initial public offering in September 2004, we were a wholly owned subsidiary of PC Mall. In connection with our initial public offering and our separation from PC Mall, we entered into a Master Separation and Distribution Agreement with PC Mall that contains many of the key provisions related to our initial public offering and our spin-off from PC Mall. The other agreements referenced in the Master Separation and Distribution Agreement govern certain aspects relating to the separation and various interim and ongoing relationships between us and PC Mall following the completion of the IPO

The following is a summary of the material terms of the Master Separation and Distribution Agreement between us and PC Mall and other key agreements that we entered into with PC Mall or its affiliates relating to our separation from and our ongoing relationships with PC Mall following our initial public offering. For a complete description of these agreements, you should refer to the full text of these agreements, which have been filed with the Commission. On April 11, 2005, PC Mall completed the distribution of our outstanding common stock to its stockholders, which we refer to as the distribution or spin-off.

The Master Separation and Distribution Agreement contains the key provisions related to our separation from, and our ongoing relationship with, PC Mall, our initial public offering and PC Mall’s divestiture of our company through the distribution. Other agreements referenced in the Master Separation and Distribution Agreement govern various prior, interim and ongoing relationships between us and PC Mall. These agreements include:

•	the Tax Allocation and Indemnification Agreement;

•	the Employee Benefit Matters Agreement;

•	the Administrative Services Agreement;

•	the Product Sales, Inventory Management and Order Fulfillment Agreement;

•	the Information Technology Systems Usage and Services Agreement;

•	the License Agreements;

•	the Sublease Agreement;

•	the Registration Rights Agreement between us and PC Mall; and

•	the Registration Rights Agreement between us and Frank F. Khulusi.

Master Separation and Distribution Agreement

The Master Separation and Distribution Agreement contains the key provisions relating to the separation of our business from PC Mall’s other businesses, the general terms and conditions and corporate transactions required to effect our initial public offering and the distribution and the general intent of the parties as to how these matters would be undertaken and completed.

The Contribution. The Master Separation and Distribution Agreement describes generally the assets that were contributed and transferred to us by PC Mall and the liabilities assumed by us from PC Mall, which we refer to as the contribution. These assets include substantially all of the assets, properties and rights exclusively used or held for use exclusively in the operation of our business. The liabilities include substantially all debts, liabilities, commitments and obligations of any nature, whether known, unknown, contingent or otherwise, to the extent arising out of or relating to our business prior to, on or after the contribution date.

Mutual Release of Pre-Offering Claims. The agreement generally provides for a full release and discharge of all liabilities existing or arising from all acts and events prior to our initial public offering. The liabilities released or discharged include liabilities arising under any contractual agreements or arrangements existing or alleged to exist between us and PC Mall, and our respective affiliates, on or before our initial public offering.

Indemnification. Under the Master Separation and Distribution Agreement, we indemnify PC Mall and its representatives and affiliates from all losses suffered by PC Mall or its representatives or affiliates arising out of or related to any of the following:

•	our failure to pay, perform or discharge in due course any of our liabilities;

•	our business or liabilities related to our business;

•	our failure to comply with the terms of the Master Separation and Distribution Agreement or any of the ancillary agreements;

•	any untrue statement of a material fact or material omission in this prospectus or any similar documents relating to our initial public offering or the distribution to PC Mall’s stockholders.

PC Mall indemnifies our company and our representatives and affiliates from any and all losses suffered by our company or our representatives or affiliates arising out of or related to any of the following:

•	PC Mall’s failure to pay, perform or discharge in due course PC Mall’s liabilities that are not assumed by us in connection with the distribution or our separation from PC Mall;

•	the operation of PC Mall’s business or liabilities relating to PC Mall’s business, other than our business; or

•	PC Mall’s failure to comply with the terms of the Master Separation and Distribution Agreement or any of the other agreements between PC Mall and our company entered into in connection with the separation and the distribution.

Any rights to indemnification for tax liabilities are governed solely by the Tax Allocation and Indemnification Agreement.

Access to Information. Under the Master Separation and Distribution Agreement, we and PC Mall are obligated to provide each other access to information as follows:

•	subject to applicable confidentiality obligations and other restrictions, we and PC Mall will give each other any information within each other’s possession that the requesting party reasonably needs to comply with requirements imposed on the requesting party by a governmental authority, for use in any proceeding or to satisfy audit, accounting or similar requirements, or to comply with its obligations under the Master Separation and Distribution Agreement or any ancillary agreement;

•	for so long as PC Mall is required to consolidate our results of operation and financial position or account for its investment in our company on the equity method of accounting, we will provide to PC Mall, at no charge, all financial and other data and information that PC Mall determined necessary or advisable in order to prepare its financial statements and reports or filings with any governmental authority, including copies of all quarterly and annual financial information and other reports and documents we intended to file with the Securities and Exchange Commission prior to such filings (as well as final copies upon filing), and copies of our budgets and financial projections;

•	we and PC Mall will use reasonable efforts to make available to each other’s past and present directors, officers, other employees and agents as witnesses in any legal, administrative or other proceedings in which the other party may become involved;

•	the company providing information, consultant or witness services under the Master Separation and Distribution Agreement will be entitled to reimbursement from the other for reasonable expenses incurred in providing this assistance;

•	we will have access to documents and objects relating to our business that are contained within PC Mall’s records; and

•	we and PC Mall each agree to hold in strict confidence all information concerning or belonging to the other party.

Termination. The Master Separation and Distribution Agreement may be terminated by the mutual consent of PC Mall and us.

Expenses. In general, we and PC Mall are each responsible for our own costs (including all associated third-party costs) incurred in connection with the transactions contemplated by the Master Separation and Distribution Agreement. However, we paid all costs and expenses relating to our initial public offering, including the underwriting discounts and all financial, legal, accounting and other expenses. Each party bears its own costs (including all associated third-party costs) and expenses relating to the distribution.

Tax Allocation and Indemnification Agreement

We entered into a Tax Allocation and Indemnification Agreement with PC Mall, which governs the respective rights, responsibilities, and obligations of PC Mall and us after our initial public offering with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns.

In general, under the Tax Allocation and Indemnification Agreement:

•	PC Mall is responsible for any U.S. federal, state or local income taxes that are determined on a consolidated, combined or unitary basis on a return that includes PC Mall (and/or one or more of its subsidiaries), on the one hand, and us (and/or one or more of our subsidiaries), on the other hand. However, in the event that we or one of our subsidiaries are included in such a return for a period (or portion thereof) beginning after the date of our initial public offering, we are responsible for our portion of the income tax liability in respect of the period as if we and our subsidiaries had filed a separate tax return that included only us and our subsidiaries for that period (or portion thereof);

•	PC Mall is responsible for any U.S. federal, state or local income taxes due with respect to returns that include only PC Mall and/or its subsidiaries (excluding us and our subsidiaries), and we are responsible for any U.S. federal, state or local income taxes due with respect to returns that include only us and/or our subsidiaries;

•	PC Mall is responsible for any foreign income taxes of PC Mall and its subsidiaries (excluding us and our subsidiaries), and we are responsible for any foreign income taxes of us and our subsidiaries; and

•	PC Mall is responsible for any non-income taxes attributable to its own business for any period. We are responsible for any non-income taxes attributable to our own business for any period.

As a result of our being included in the PC Mall consolidated federal income tax return until completion of the spin-off, losses incurred by us prior to the distribution are reduced by any profits of the PC Mall group for 2005. Any remaining unused operating loss allocable to us under federal tax law will carry forward to our separate federal income tax returns and will be available to offset our operating profits earned as a stand-alone company. Under the Tax Allocation and Indemnification Agreement, we are not allocated any remaining unused operating loss under state or local law unless required under applicable state or local law.

The Tax Allocation and Indemnification Agreement assigns responsibilities for administrative matters, such as the filing of returns, payment of taxes due, retention of records and conduct of audits, examinations or similar proceedings. In addition, the Tax Allocation and Indemnification Agreement provides for cooperation and information sharing with respect to tax matters. Finally, the Tax Allocation and Indemnification Agreement provides that all tax refunds for periods in which we are included in the PC Mall consolidated, combined or unitary group shall be paid to PC Mall, including tax refunds attributable to taxes which we initially paid.

Preservation of the Tax-Free Status of the Distribution. PC Mall and we intend that the contribution of assets by PC Mall to us and the distribution, taken together, will qualify as a reorganization pursuant to which no gain or loss is recognized by PC Mall or its stockholders for federal income tax purposes under Sections 355, 368(a)(1)(D) and related provisions of the Internal Revenue Code. PC Mall received an opinion from its tax counsel to such effect. In either case, we made certain representations regarding our company and our business and PC Mall made certain representations regarding it and its business. We are subject to certain restrictions for a three year period after the distribution that are intended to preserve the tax-free status of the contribution and the distribution. We may take a certain action or certain actions otherwise prohibited by these covenants if, prior to taking any such action, we have obtained (and provided to PC Mall) a written opinion of tax counsel reasonably acceptable to PC Mall, or a ruling from the Internal Revenue Service, that such action or actions would not jeopardize the tax-free status of the contribution and the distribution. These covenants include restrictions on our ability to:

•	engage in certain stock issuance transactions that, when combined with the shares issued in our initial public offering, comprise 40% of our stock;

•	merge or consolidate with another corporation;

•	liquidate or partially liquidate;

•	sell or transfer all or substantially all of our assets;

•	redeem or repurchase our stock (except in certain limited circumstances); or

•	take any other action which could reasonably be expected to cause Section 355(e) to apply to the distribution.

Indemnification for Tax Liability. We will indemnify PC Mall and its affiliates against any and all tax-related liabilities incurred by them that relate to the contribution and the distribution to the extent caused by our act or failure to act after the distribution, or as a result of our breach of a representation or a covenant relating to an act or an omission by us that occurs after the distribution, in a manner that causes the distribution to fail to qualify under Section 355 of the Internal Revenue Code or from the application of Section 355(e) of the Internal Revenue Code. PC Mall and its affiliates indemnify us against any and all tax-related liabilities incurred by us that relate to the contribution and the distribution to the extent caused by their act or failure to act before or after the distribution, or as a result of their breach of a representation or a covenant in a manner that causes the contribution and the distribution, taken together, to fail to qualify as a reorganization under Sections 355, 368(a)(1)(D) and related provisions of the code of the Internal Revenue Code or from the application of Section 355(e) of the Internal Revenue Code. These liabilities include the substantial tax-related liability that would result if the contribution and the distribution failed to qualify as a tax-free reorganization in which all members of the consolidated, unitary or combined group of PC Mall would have joint and several liability. This indemnification applies even if PC Mall has permitted us to take an action that would otherwise have been prohibited under the tax-related covenants described above.

Employee Benefit Matters Agreement

We entered into an Employee Benefit Matters Agreement with PC Mall which allocates to us some of the assets, liabilities and responsibilities relating to our current and former employees. The agreement provides for our employees’ continued participation in some of the benefit plans that PC Mall sponsors, at our cost.

Pursuant to the Employee Benefit Matters Agreement, all PC Mall stock options that were outstanding on the record date for the distribution and that had not been exercised prior to the distribution date were converted into two stock options: (1) an option to purchase the number of previously unexercised PC Mall stock options as of the record date, and (2) an option to purchase a number of shares of our common stock equal to the number of previously unexercised PC Mall stock options times a fraction, the numerator of which is the total number of shares of our common stock distributed to PC Mall stockholders in the distribution and the denominator of which is the total number of PC Mall shares outstanding on the record date for the distribution. Any outstanding warrants to purchase PC Mall common stock were similarly adjusted under the terms of the Master Separation and Distribution Agreement.

We and PC Mall also agreed that, without the other’s consent, for a period of two years following our initial public offering, neither party nor its affiliates will solicit or hire any employee of the other party who was employed by the other party or its affiliates within six months prior to such solicitation or hiring.

Administrative Services Agreement

We entered into an Administrative Services Agreement with a subsidiary of PC Mall to provide us with certain general and administrative services, including but not limited to, the following:

•	general accounting and finance services;

•	tax services;

•	human resources administration;

•	record maintenance;

•	credit card processing; and

•	database management.

As consideration for the services, we paid PC Mall a monthly fee of $101,600. In only limited circumstances will PC Mall or its affiliates be liable to us with respect to the provision of services under this agreement. The agreement has a term of one year, but either party may terminate the agreement earlier by providing the other party 90 days prior written notice of such termination. PC Mall has the right, in its sole discretion, to subcontract its rights and responsibilities under the agreement.

This Administrative Services Agreement was amended in March 2005. The amendment reduced the scope of the services covered by the agreement and the monthly service charges to $19,000, effective as of the date of the distribution. Under the amended agreement, services consist of:

•	payroll administration;

•	tax return preparation;

•	human resources administration;

•	product information management;

•	catalog advertising;

•	production services; and

•	accounting and finance services necessary for the preparation of our financial statements for periods through the date of the distribution.

Product Sales, Inventory Management and Order Fulfillment Agreement

We entered into a Product Sales, Inventory Management and Order Fulfillment Agreement with a subsidiary of PC Mall to provide us with product sales, inventory management and order fulfillment services at the same levels PC Mall has historically provided to us. Under the agreement, PC Mall provided the following services to us:

•	Purchasing services, including purchasing for its own account inventory to meet the projected sales requirements we provide to PC Mall;

•	Inventory management, including receiving, processing and analyzing data, maintaining sufficient inventory, packing materials, warehouse facilities, equipment, employees, vendor relationships and information technology to monitor, maintain, receive, inspect, record, manage, track and access efficiently the receipt and processing of inventory; and

•	Order fulfillment, including picking, packing, shipping tracking and processing returns.

As consideration for such services, we paid PC Mall the following fees:

•	$4.00 fulfillment charge per shipment;

•	shipping expenses at cost;

•	a restocking fee of 10% of cost; and

•	a monthly inventory management fee of $9,700.

Pursuant to the terms of the agreement, our cost for products was net of any discounts, incentives or vendor consideration obtained by PC Mall in amounts determined consistent with past practices. PC Mall has the right to demand that we purchase all or any portion of excess inventory acquired based on our inventory requirement projections at the end of each sales season. In only limited circumstances will PC Mall of its affiliates be liable to us with respect to the provision of services under this agreement. The agreement terminated pursuant to its terms upon the consummation of the distribution.

In March 2005, we entered into an Inventory Location Agreement with a subsidiary of PC Mall pursuant to which PC Mall delivered to us, and we housed at our new distribution facility, certain inventory from time to time to facilitate purchases of inventory under the Product Sales, Inventory Management and Order Fulfillment Agreement. The Inventory Location Agreement was amended in April 2005 to clarify that as of April 7, 2005, all inventory delivered by PC Mall to our facility during the term was done so at our request. Consistent with the terms of the Product Sales, Inventory Management and Order Fulfillment Agreement, we agreed to purchase such inventory at PC Mall’s request, and we agreed to make payment for certain inventory within two business days after such request. This agreement terminated according to its terms upon the distribution.

Information Technology Systems Usage and Services Agreement

We entered into a Information Technology Systems Usage and Services Agreement with a subsidiary of PC Mall to provide us with usage of telecommunications systems and hardware and software systems, information technology services and related support services, including maintaining our management information and reporting systems and hosting our website. As consideration for the services and the usage of the hardware and software systems, we pay a monthly fee of $40,000. We also are required to provide reimbursement for our actual telecommunications systems usage charges. To the extent we need to upgrade or expand the capacity of our systems, we are responsible for purchasing any such additional capacity or hardware. In only limited circumstances will PC Mall or its affiliates be liable to us with respect to the provision of services under this agreement. Further, we expect to pay PC Mall approximately an additional $20,000 per month for the use of equipment we requested under the agreement. The agreement has a term of two years, but either party may terminate the agreement earlier by providing the other party 180 days prior written notice of such termination.

License Agreements

We have entered into two software license agreements with PC Mall and one of its subsidiaries to govern the respective rights, responsibilities, and obligations of PC Mall and us in connection with certain technology and software we license from PC Mall. We paid a one time license fee of $50,000 for one of the software license agreements. The licenses are non-exclusive, non-transferable, non-sublicensable, perpetual, royalty-free licenses for us to continue to use the technology and software in a manner substantially similar to our uses prior to the closing of our initial public offering as well as reproduce, prepare derivative works of, modify and use as reasonably necessary to operate our website. The technology and software is licensed to us on an “as is” basis, and we agree to indemnify PC Mall for any liability it incurs as a result of our use of such technology.

Sublease Agreement

In January 2003, we entered into a Sublease Agreement with PC Mall for approximately 7,800 square feet of office space located at PC Mall’s corporate headquarters in Torrance, California. Prior to our initial public offering, we paid PC Mall monthly base rent of $6,472, adjusted periodically based on rent changes in the master lease and upon changes in the amount of space we may occupy from time to time. We were also responsible for additional rent, which included our proportionate share of all common area maintenance, including but not limited to amortization of leasehold improvements, real estate taxes, telecommunications systems and hardware and software systems expenses and other operating expenses. In 2004, we paid PC Mall approximately $1,717,000 for these expenses. The sublease terminates in September 2007.

Prior to the closing of our initial public offering, we amended and restated our Sublease Agreement with PC Mall to adjust for increases in square footage and base monthly rent over time as shown in the following table:

Dates	Square Feet	Base Rent
Through September 2004	9,900	$8,217

October 2004–December 2004	10,000	$8,300

January 2005–December 2005	11,000	$9,130

January 2006–September 2007	14,300	$11,869

Our use of certain items such as telecommunications systems and hardware and software systems, which were previously included in the additional rent figure under our existing Sublease Agreement, are provided under our Information Technology Systems Usage and Services Agreement with PC Mall.

Registration Rights Agreement with PC Mall

We entered into a registration rights agreement with PC Mall pursuant to which we granted PC Mall the right, in certain circumstances, to require registration of shares of our common stock held by PC Mall. The registration rights granted to PC Mall under the agreement terminated pursuant to its terms upon the consummation of the distribution.

Registration Rights Agreement with Frank F. Khulusi

Frank F. Khulusi is the principal stockholder, President and Chief Executive Officer of PC Mall. As a result of the distribution, Mr. Khulusi is the beneficial owner of 14.2% of our common stock. Mr. Khulusi has the right, in certain circumstances, to require registration of shares of our common stock that are held by Mr. Khulusi.

Demand Registration. Mr. Khulusi may request two demand registrations under the Securities Act of all or any portion of our shares covered by the registration rights agreement, and we are obligated to register such shares as requested by Mr. Khulusi. However, Mr. Khulusi may not make a request for registration until 180 days following the distribution. In addition, we have the right to postpone the filing or effectiveness of any demand registration in certain instances.

Piggy-Back Registration Rights. Mr. Khulusi has the right to include his shares of our common stock in certain of our offerings.

Registration Expenses. Mr. Khulusi is responsible for all of the costs and expenses associated with any demand registration, except that we are responsible for up to $200,000 of the first, and up to $100,000 of the second demand registration. We are responsible for all of the costs and expenses for any piggyback registration, excluding costs and expenses for underwriting discounts, selling commissions and transfer taxes applicable to the sale of the securities and any legal fees and expenses of counsel or other advisers of Mr. Khulusi, which will be the responsibility of Mr. Khulusi.

Termination. The rights under the agreement terminate upon the earliest to occur of:

•	the fifth anniversary of the distribution;

•	such time as the registrable shares have been sold;

•	such time as the registrable shares have been registered under the Securities Act for a period of at least 90 days; or

•	such time as we receive an opinion of counsel that the registrable shares may be sold by the holder without registration under the Securities Act and without restriction as to the quantity and manner of such sales.

Product Sales Agreement

In April 2005, we entered into a Product Sales Agreement, pursuant to which PC Mall continues to sell certain products to us for a transition period of up to 90 days after the distribution. Products are sold at a negotiated price, except in the case of certain refurbished products pursuant to which PC Mall has the right to require us to purchase any products for which we have issued a purchase order at PC Mall’s cost.

Historical Agreements with PC Mall

Since our inception, PC Mall has provided us various services, including administrative services (accounting, human resources, tax services, legal and treasury), inventory management and order fulfillment, information systems operation and administration, advertising services, and use of office space. PC Mall has historically allocated and charged us a portion of its overhead costs in consideration for these services based upon several factors including net sales, net cost of goods sold, square footage, systems utilization, headcount and other factors. In January 2003, we formalized our arrangements with PC Mall by entering into agreements that provided for substantially the same services that PC Mall provided us prior to that time. The agreements discussed above in this “Certain Relationships and Related Transactions” section replaced each of these historical agreements with PC Mall.

The following table sets forth the costs that we have been allocated and charged by PC Mall for the services described above for the past fiscal year identified by category as recorded in our statements of operations (in thousands):

Year ended December 31, 2004
Cost of goods sold (including cost of products, shipping and fulfillment)	$151,873

Selling, general and administrative expenses	$2,421

Interest expense	$12

Prior to completion of our initial public offering, we declared a dividend of $2.5 million to PC Mall, which amount was paid by the non-cash settlement of the capital contribution due from PC Mall outstanding as of the date our initial public offering was completed.

Other Relationships and Transactions

Mark A. Timmerman, a principal of William Blair & Company, L.L.C., is a member of our board of directors. William Blair & Company, L.L.C. acted as one of the managing underwriters for our initial public offering. William Blair received fees and commissions of approximately $1.4 million in connection with our initial public offering. We agreed to indemnify William Blair and its agents for certain liabilities related to our initial public offering.

Adam W. Shaffer, our Chairman and Chief Executive Officer, purchased 15,000 shares of our common stock in our initial public offering at the public offering price of $5.80.

We have entered into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our charter documents.

In connection with our spin-off from PC Mall and pursuant to the Employee Benefit Matters Agreement described above, we granted options to purchase our common stock to the following officers, directors and principal stockholders as a result of their outstanding PC Mall options on the date of the distribution to preserve the intrinsic economic value of the outstanding PC Mall options:

Name	Number of Shares Underlying New eCOST.com Options	Exercise Price
Gary W. Guy	200 60 604 3,621 3,259 12,071 2,414	$0.80 0.80 0.95 1.19 3.58 1.08 0.81
Frank F. Khulusi	120,710 120,710 60,355 241,420 120,710	0.95 1.13 3.58 0.75 7.85
Thomas A. Maloof (1)	6,035 24,142 7,242 6,035 24,142	3.99 2.50 5.04 1.13 7.85

(1)	Mr. Maloof resigned from our board of directors on April 11, 2005.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees we incurred in fiscal year 2004 for professional services PricewaterhouseCoopers LLP rendered to us for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q, as well as for services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements was $298,000, of which $29,500 was billed within the year. Additionally, during fiscal year 2004, PricewaterhouseCoopers LLP performed audits and reviews of the annual and interim financial statements, respectively, as included in our Form S-1 registration statement which was initially filed with the SEC in May 2004. The aggregate fees for these additional services and the related SEC financial statement comment process was $654,000. We did not incur any audit fees in fiscal year 2003.

Audit-Related Fees

The aggregate fees PricewaterhouseCoopers LLP billed us in fiscal years 2003 and 2004 for assurance or related services associated with the performance of its audit or review of our financial statements, other than those reported above under the caption “Audit Fees,” was $0 and $268,000, respectively. For fiscal year 2004, the fees were related to work associated with our initial public offering and merger and acquisition consulting.

Tax Fees

PricewaterhouseCoopers LLP did not provide us, or bill us for, any professional services rendered for tax compliance, tax advice or tax planning in the last two fiscal years.

All Other Fees

PricewaterhouseCoopers LLP did not provide us, or bill us for, any products or services in the last two fiscal years, other than the services performed in connection with the fees reported under the caption “Audit Fees” and “Audit-Related Fees” above.

Audit Committee Pre-Approval Policy

The audit committee of our board of directors has adopted a policy requiring that all services provided to us by our independent auditors be pre-approved by the audit committee. The policy pre-approves specific types of services that the independent auditors may provide us if the types of services do not exceed specified cost limits. Any type of service that is not clearly described in the policy, as well as any type of described service that would exceed the pre-approved cost limit set forth in the policy, must be explicitly approved by our audit committee prior to any engagement with respect to that type of service. Our audit committee reviews the pre-approval policy and establishes fee limits annually, and may revise the list of pre-approved services from time to time.

Additionally, our audit committee delegated to its chairman the authority to explicitly pre-approve engagements with our independent auditors, provided that any pre-approval decisions must be reported to our audit committee at its next scheduled meeting. If explicit pre-approval is required for any service, our chief financial officer and our independent auditor must submit a joint request to the audit committee, or its authorized delegate, describing in detail the specific services proposed and the anticipated costs of those services, as well as a statement as to whether and why, in their view, providing those services will be consistent with the SEC’s rules regarding auditor independence.

During fiscal year 2004, approximately 1% of the services described above under the caption “Audit-Related Fees” were made pursuant to the de minimis exception provided under Section 10A(i)(1)(B) of the Exchange Act.

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

(3)	Exhibits.

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Description

2.1	Master Separation and Distribution Agreement, dated September 1, 2004 (included as Exhibit 10.1 hereto)

3.1	Amended and Restated Certificate of Incorporation (3)

3.2	Amended and Restated By-laws (3)

10.1	Master Separation and Distribution Agreement, dated September 1, 2004 (6)

10.2	Tax Allocation and Indemnification Agreement, dated September 1, 2004 (6)

10.3	Employee Benefit Matters Agreement, dated September 1, 2004 (6)

10.4(a)	Administrative Services Agreement, dated September 1, 2004 (6)

10.4(b)	Amendment to Administrative Services Agreement, dated March 17, 2005 (9)

10.5	Product Sales, Inventory Management and Order Fulfillment Agreement, dated September 1, 2004 (6)

10.6	Information Technology Systems Usage and Services Agreement, dated September 1, 2004 (6)

10.7	AF Services Software License Agreement, dated September 1, 2004 (6)

10.8	Amended and Restated Sublease Agreement, dated September 1, 2004 (6)

10.9	Registration Rights Agreement with PC Mall, dated September 1, 2004 (6)

10.10	Registration Rights Agreement with Frank Khulusi, dated September 1, 2004 (6)

10.11*	eCOST.com, Inc. 1999 Stock Incentive Plan (1)

10.12*	eCOST.com, Inc. 2004 Stock Incentive Plan and 2004 Non-Employee Director Option Program (2)

10.13	Loan and Security Agreement with Congress Financial Corporation (Western), dated August 3, 2004 (4)

10.14	Form of Indemnification Agreement with directors and executive officers (5)

*	The referenced exhibit is a compensatory contract, plan or arrangement.

10.15*	Form of Notice of Stock Option Award and Stock Option Award Agreement under 2004 Stock Incentive Plan (5)

10.16*	Form of Notice of Stock Option Award and Stock Option Award Agreement for Non-Employee Directors under 2004 Stock Incentive Plan (5)

10.17	PC Mall Software License Agreement (2)

10.18*	Employment Agreement with Adam W. Shaffer (1)

10.19*	Employment Agreement dated December 22, 2004, between us and Elizabeth S.C.S. Murray (7)

10.20	Lease dated January 14, 2005, by and between us and Teachers Insurance and Annuity Association of America for the benefit of its separate real estate account (8)

10.21*	Summary of Director Compensation (9)

21.1	Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant pursuant to 184 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on May 5, 2004.

(2)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on July 2, 2004.

(3)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on July 26, 2004.

(4)	Incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on August 3, 2004.

(5)	Incorporated by reference to Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 15, 2004.

(6)	Incorporated by reference to our Form 10-Q/A for the quarter ended September 30, 2004, filed with the SEC on November 17, 2004.

(7)	Incorporated by reference to our report on Form 8-K filed with the SEC on December 23, 2004.

(8)	Incorporated by reference to our report on Form 8-K filed with the SEC on January 18, 2005.

(9)	Incorporated by reference to our report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

*	The referenced exhibit is a compensatory contract, plan or arrangement.

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

March 28, 2005

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Torrance, State of California, on May 2, 2005.

eCOST.com, Inc.

By:	/s/ Adam W. Shaffer
Adam W. Shaffer
Chief Executive Officer

eCOST.com, Inc.

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant pursuant to 184 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002