Form 10-Q
period 2005-03-31
ECOST COM INC
filed 2005-05-13
CIK 1287503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                      to

Commission File Number: 000-50887

eCOST.com, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0843777
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2555 West 190th Street, Suite 106

Torrance, CA 90504

(address of principal executive offices)

(310) 225-4044

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 17,465,000 outstanding shares of the Registrant’s common stock $0.001 par value, outstanding at May 10, 2005.

eCOST.com, Inc.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eCOST.com, Inc.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2005 (unaudited)	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$5,908	$8,790
Short-term investments	4,875	7,000
Accounts receivable, net of allowance for doubtful accounts of $185 and $199 at March 31, 2005 and December 31, 2004, respectively	1,711	2,039
Inventories	1,922	1,794
Prepaid expenses and other current assets	283	263
Due from Affiliate, net	3,497	813
Deferred income taxes	883	883

Total current assets	19,079	21,582
Property and equipment, net	1,675	342
Deferred income taxes	5,592	4,467
Other assets	243	123

Total assets	$26,589	$26,514

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$590	$585
Accrued expenses and other current liabilities	3,841	2,635
Deferred revenue	2,452	2,014

Total current liabilities	6,883	5,234

Total liabilities	6,883	5,234

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares authorized; 17,465,000 shares issued and outstanding at March 31, 2005 and December 31, 2004	17	17
Additional paid-in capital	33,834	33,834
Deferred stock-based compensation	(1,208)	(1,333)
Accumulated deficit	(12,937)	(11,238)

Total stockholders’ equity	19,706	21,280

Total liabilities and stockholders’ equity	$26,589	$26,514

The accompanying notes are an integral part of these financial statements.

eCOST.com, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three months ended March 31,
	2005	2004
Net sales	$55,056	$38,190
Cost of goods sold	51,327	34,732

Gross profit	3,729	3,458
Selling, general and administrative expense	6,601	3,491

Loss from operations	(2,872)	(33)
Interest income	(48)	—
Interest expense—PC Mall commercial line of credit	—	401
Interest income—PC Mall commercial line of credit	—	(401)

Loss before income taxes	(2,824)	(33)
Benefit for income taxes	(1,125)	(13)

Net loss	$(1,699)	$(20)

Loss per share:
Basic	$(0.10)	$(0.00)

Diluted	$(0.10)	$(0.00)

Weighted average shares outstanding:
Basic	17,465	14,000

Diluted	17,465	14,000

The accompanying notes are an integral part of these financial statements

eCOST.com, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Capital Contribution Due from Affiliate	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2004	17,465	$17	$33,834	$(1,333)	$—	$(11,238)	$21,280
Non-cash stock-based compensation	—	—	—	125	—	—	125
Net loss	—	—	—	—	—	(1,699)	(1,699)

Balance at March 31, 2005	17,465	$17	$33,834	$(1,208)	$—	$(12,937)	$19,706

The accompanying notes are an integral part of these financial statements.

eCOST.com, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,699)	$(20)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	44	10
Deferred income taxes	(1,125)	(13)
Non-cash stock-based compensation	125	11
Changes in operating assets and liabilities:
Accounts receivable	328	(686)
Inventories	(128)	(116)
Prepaid expenses and other current assets	(20)	6
Other assets	(122)	(155)
Accounts payable	5	226
Accrued expenses and other current liabilities	837	(298)
Deferred revenue	438	130

Total adjustments	382	(885)

Net cash used in operating activities	(1,317)	(905)

Cash flows from investing activities:
Purchases of property and equipment	(1,006)	(4)
Sale of short-term investments	2,125	—

Net cash provided by (used in) investing activities	1,119	(4)

Cash flows from financing activities:
Net (advances to) repayment from Affiliate	(2,684)	651
Book overdraft	—	258

Net cash (used in) provided by financing activities	(2,684)	909

Net increase (decrease) in cash and cash equivalents	(2,882)	—
Cash and cash equivalents:
Beginning of period	8,790	—

End of Period	$5,908	$—

The accompanying notes are an integral part of these financial statements

eCOST.com, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share data)

1. The Company and Summary of Significant Accounting Policies

The Company

eCOST.com, Inc. (the “Company”) is a leading multi-category online discount retailer of new, “close-out” and refurbished brand-name merchandise and operates in a single business segment, selling products principally to customers in the United States. The Company was incorporated in Delaware in February 1999 as a wholly-owned subsidiary of PC Mall, Inc. (the “Parent”). In September 2004, the Company completed an initial public offering (“IPO”) of 3,465,000 shares of the Company’s common stock, leaving the Parent with ownership of approximately 80.2% of the outstanding shares of the Company’s common stock. On April 11, 2005, the Parent distributed its remaining ownership interest in the Company to its common stockholders. The Company refers to this as the “distribution” or the “spin-off.” For purposes of these financial statements and related notes, the Parent and its wholly-owned subsidiaries excluding the Company will collectively be referred to as an “Affiliate.”

Basis of Presentation

Prior to the distribution, the Company operated as a reporting segment of the Parent’s business. Consequently, the Company’s interim financial statements have been derived from the consolidated financial statements and accounting records of the Parent in which the Company was reported as a separate segment, using the historical results of operations and historical basis of assets and liabilities of its business. For the quarter ended March 31, 2004, the statements of operations include expense allocations for certain corporate functions historically provided to the Company by an Affiliate, including administrative services (accounting, human resources, tax services, legal and treasury), inventory management and order fulfillment, credit card processing, information systems, advertising services, and use of office space. These allocations were made on a specifically identifiable basis or using the relative percentages, as compared to the Parent’s other businesses, of net sales, payroll, net cost of goods sold, square footage, headcount or other methods. The Company has not made a determination of whether these expenses are comparable to those it could have obtained from an unrelated third party. In connection with its IPO, the Company entered into agreements with the Affiliate to provide a variety of services under a fee arrangement and these services include inventory management and fulfillment, administrative services such as accounting, HR and payroll and information services. The financial results for the quarter ended March 31, 2005 reflect these contractual service arrangements. The Company’s expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the statement of operations. All related activity between the Affiliate and the Company is reflected as related party payables and receivables on the Company’s balance sheet.

The accompanying unaudited financial statements of the Company for the three months ended March 31, 2005 and 2004 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The financial statements include all normal recurring adjustments which management believes are necessary to fairly state the Company’s financial position however, these results are not necessarily indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

Short-term Investments

The Company had a balance of $4,875 in short-term investments which the company classified as available-for-sale securities at March 31, 2005, with original maturities exceeding ninety days. Consistent with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified these securities as short-term because they all have readily determinable fair values, are highly liquid and the sale of such securities may be required prior to maturity to implement management’s strategies. The Company had available-for-sale securities in Municipal Bonds with credit ratings of AAA at March 31, 2005, with 28 day rollover intervals, maturing in 2024. The Company’s investments are reported at fair value, with unrealized gains and losses, net of taxes, recorded in accumulated other comprehensive income.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options and the Company is currently assessing which model will be used in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The SEC extended the implementation date of FAS 123R such that the effective date of the new standard for the Company’s financial statements is the first fiscal quarter of 2006.

Stock-Based Compensation

The Company accounts for its employee stock option plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Under this method, compensation expense is recorded on the date of grant only if the then current market price of the underlying common stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) established accounting and disclosure requirements using a fair value-based method for stock option plans. As allowed by SFAS 123, the Company continues to apply the intrinsic value-based method of accounting and has adopted the disclosure requirements of SFAS 123.

Had compensation cost on all grants been determined consistent with SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts shown below (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Net loss—as reported	$(1,699)	$(20)
Less: compensation expense as determined under SFAS 123, net of related taxes	(382)	(15)
Add: non-cash stock-based compensation expense included in reported net income, net of related taxes	75	7

Net loss—pro forma	$(2,006)	$(28)

Basic loss per share—as reported	$(0.10)	$(0.00)

Basic net loss per share—pro forma	$(0.11)	$(0.00)

Diluted net loss per share—as reported	$(0.10)	$(0.00)

Diluted net loss per share—pro forma	$(0.11)	$(0.00)

2. Net Income (Loss) Per Share

Basic Earnings Per Share (“EPS”) excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method.

The computation of Basic and Diluted EPS is as follows:

	Three months ended March 31,
	2005	2004
Net loss	$(1,699)	$(20)
Weighted average shares—Basic	17,465	14,000
Effect of dilutive stock options (a)	—	—

Weighted average shares—Diluted	17,465	14,000

Basic loss per share	$(0.10)	$(0.00)

Diluted loss per share	$(0.10)	$(0.00)

(a) Potential common shares of 1,614,400 and 926,800 for the three months ended March 31, 2005 and March 31, 2004, respectively, have been excluded from the loss per share computations because the effect of their inclusion would be anti-dilutive.

3. Stock-Based Compensation

In March 2004, the Company granted an option under its 1999 Stock Incentive Plan (the “1999 Plan”) to purchase 560,000 shares of common stock to its Chief Executive Officer at an exercise price of $6.43 per share. This grant resulted in the recognition of deferred non-cash, stock-based compensation based on the estimated deemed fair value of the common stock on the date of grant of $10.00. An aggregate of 25% of the shares of common stock subject to this option vested upon the completion of the Company’s IPO. The remainder of the shares of common stock subject to this option vest in equal quarterly installments over a three-year period, following the Company’s IPO. The Company has recorded a non-cash, stock-based compensation charge of $125 for the three months ended March 31, 2005 to reflect the amortization of this expense.

In 2004, the Company adopted its 2004 Stock Incentive Plan. A total of 6,823,950 shares of the Company’s common stock are reserved for issuance under the 2004 Stock Incentive Plan, subject to adjustment for a stock split, or any future stock dividend or other similar change in the common stock or capital structure. On the first business day of each calendar year beginning in 2005, the number of shares of stock reserved for issuance under the 2004 Stock Incentive Plan are increased annually by a number equal to 3% of the total number of shares outstanding as of December 31 of the immediately preceding year or such lesser number of shares as may be determined by the plan administrator. Consequently, a total of 523,950 shares of common stock were added in January, 2005 to the shares available under the plan. Notwithstanding the foregoing, of the number of shares specified above, the maximum aggregate number of shares available for grant of incentive stock options shall be 6,300,000 shares, subject to adjustment for a stock split, or any future stock dividend or other similar change in the common stock or capital structure. As of March 31, 2005, 696,000 shares have been granted under the 2004 Stock Incentive Plan, and therefore 6,127,950 shares of common stock remain available for grant, after giving effect to the increase as described above.

In accordance with the Employee Benefit Matters Agreement, dated September 1, 2004 related to the spin-off from PC Mall, all PC Mall stock options that were outstanding on the record date for distribution on April 11, 2005, and that had not been exercised prior to the distribution date on April 11, 2005, were converted into two stock options: (1) an option to purchase the number of previously unexercised PC Mall stock options as of the record date, and (2) an option to purchase a number of shares of the Company’s common stock equal to the number of previously unexercised PC Mall stock options times a fraction, the numerator of which is the total number of shares of the Company’s common stock distributed to PC Mall stockholders in the distribution and the denominator of which is the total number of PC Mall shares outstanding on the record date for the distribution. Outstanding warrants to purchase PC Mall common stock were similarly adjusted under the terms of the Master Separation and Distribution Agreement.

The terms of each converted PC Mall option and each new eCOST.com option (other than the exercise price and the number of shares) remain substantially the same as the original PC Mall options from which they were converted, except that the converted PC Mall options are amended to allow for vesting based on the continuation of the holder’s employment with either PC Mall or eCOST.com, or their respective subsidiaries, as the case may be, and will give credit for continuous employment with PC Mall or eCOST.com, or their respective subsidiaries, prior to the distribution date. All of the eCOST.com options issued in connection with the distribution are non-qualified stock options. The conversion ratio was equal to 1.2071 for each PC Mall option and 2,715,552 eCOST.com options were issued under the 2004 Stock Incentive Plan in connection with this agreement. For a more detailed description of the treatment of outstanding PC Mall options and warrants, please see “Management—Employee Benefit Plans—Treatment of Outstanding PC Mall Options” in our Registration Statement on Form S-1, as amended, initially filed with the SEC on May 5, 2004.

4. Income Taxes

At March 31, 2005, the Company has recorded deferred tax assets of approximately $6,500, which are comprised primarily of net operating loss carryforwards. The Company assesses the recoverability of deferred tax assets and the need for a valuation allowance on an ongoing basis. In making this assessment management is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of the net deferred assets will be realized in future periods. This assessment requires significant judgment and estimates involving projections of future taxable income, the nature of current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the availability of deferred tax assets.

During 2003, the Company released the valuation allowance based on the assessment of both positive and negative evidence with respect to its ability to realize its deferred tax benefits. Specifically, management considered current forecasts and projections supporting the future utilization of deferred tax benefits, the Company’s recent operating results and the fact that net operating losses are not limited with respect to their utilization and are available over a remaining carryover period of approximately 15 to 18 years. Over the latter half of fiscal 2004 and into the first quarter of 2005, the Company has incurred operating losses, which to a certain extent, have been driven by costs and expenses associated with the Company’s September 2004 IPO, including stock-based compensation charges recorded in connection with the successful completion of the IPO, and costs and expenses associated with the April 2005 spin-off from the Parent. While the Company’s current forecasts and projections continue to support the future utilization of its deferred tax assets, future profitability is dependent on the Company’s execution in a number of key areas, including: i) drive overall revenue growth while reasonably controlling customer acquisition and retention costs, ii) procure merchandise on favorable terms including vendor marketing support programs, fulfill orders in an efficient manner and manage operating expenses, and (iii) successfully complete the separation from the Parent and transition to a stand-alone company. Although realization of the Company’s deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized. Management will continue to monitor all available evidence in accounting for this estimate, and changes to such estimate are reasonably possible in the near term depending on the Company’s ability to execute on its strategy, meet its projections and generate future taxable income in order to utilize its deferred tax benefits.

5. Commitments and Contingencies

Leases

The Company subleases office space from its Parent as more fully described in Note 7. Minimum annual rentals under such lease at March 31, 2005 were as follows:

Operating Leases
Nine months from April 1, 2005	$82
2006	142
2007	107
2008	—
Thereafter	—

Total minimum lease payments	$331

Other Contingency

On July 12, 2004, the Company received correspondence from MercExchange LLC alleging infringement of MercExchange’s U.S. patents relating to e-commerce and offering to license its patent portfolio to the Company. On July 15, 2004, the Company received a follow-up letter from MercExchange specifying which of the Company’s technologies MercExchange believes infringe certain of its patents, alone or in combination with technologies provided by third parties. Some of those patents are currently being litigated by third parties, and the Company is not involved in those proceedings. In addition, three of the four patents identified by MercExchange are under reexamination at the U.S. Patent and Trademark Office, which may or may not result in the modification of those claims. In the July 15 letter, MercExchange also advised the Company that it has a number of applications pending for additional patents. MercExchange has filed lawsuits alleging infringement of some or all of its patents against third parties, resulting in settlements or verdicts in favor of MercExchange. At least one such verdict was appealed to the United States Court of Appeals for the Federal Circuit and was affirmed in part. Based on the Company’s investigation of this matter to date, the Company believes that its current operations do not infringe any valid claims of the patents identified by MercExchange in these letters. There can be no assurance, however, that such claims will not be material or adversely affect the Company’s business, financial position, results of operations or cash flows.

6. Commercial Lines of Credit

Prior to the IPO, the Company was a co-borrower with joint and several liability with PC Mall and certain of its other subsidiaries (the “Borrowing Group”) under an asset-based revolving credit facility (the “Parent Commercial Line of Credit”) and a Term Note. Effective upon the closing of the Company’s IPO, the Company was released from all obligations of the Parent Commercial Line of Credit and Term Note.

Although the Company had not directly utilized proceeds from the Parent Commercial Line of Credit or the Term Note, because it was legally a borrower under the Parent Commercial Line of Credit and the Term Note, and had joint and several legal liability under their terms, the entire obligation which was included in the Parent’s consolidated financial statements is also reflected in the accompanying stand-alone financial statements of the Company for financial reporting purposes for all periods prior to the IPO. In addition, the Company accrued related interest expense on the obligation and unused commitment fees payable under the arrangement through the closing date of the IPO. However, on a stand-alone basis, prior to the IPO, the Company did not have the financial wherewithal, resources or collateral to enter into an asset-based credit facility of this size or nature, nor did the Company comply on a stand-alone basis with the financial covenants as provided for under the agreement. As such, the Company would not have been able to make the required principal and interest payments due on the obligation on a stand-alone basis without reliance upon the Parent to fund such principal and interest payments in an amount and at such times as they become due. Accordingly, for financial reporting purposes, in the Company’s stand-alone financial statements for periods presented prior to the IPO, the Company has recognized a corresponding receivable from the Parent equal to the amount of principal and interest and unused commitment fees payable under the obligation which is reflective of the operative borrowing arrangement with the bank within the Borrowing Group. As debt is repaid by the Parent, the receivable from the Parent and the debt outstanding in the Company’s financial statements are correspondingly reduced. As a result, the outstanding principal and interest due under the Parent Commercial Line of Credit and the Term Note, at any point in time is offset by a corresponding receivable from the Parent on the accompanying Balance Sheet, with equal amounts of interest expense recognized under the obligation and interest income recognized on the receivable from the Parent which are presented separately as interest income and expense in the accompanying Statement of Operations.

The Company has an asset-based line of credit of up to $15,000 with a financial institution, which is collateralized by substantially all of its assets. The credit facility functions as a working capital line of credit with the Company’s borrowings restricted to a percentage of its inventory and accounts receivable. Outstanding amounts under the facility bear interest initially at the prime rate plus 0.25%. Beginning in 2006, outstanding amounts under the facility will bear interest at rates ranging from the prime rate to the prime rate plus 0.5%, depending on the Company’s financial results. The credit facility contains standard terms and conditions customarily found in similar facilities offered to similarly situated borrowers and has as its sole financial covenant a minimum tangible net worth requirement. As of March 31, 2005, the Company is in compliance with its sole financial covenant. The credit facility will mature in March 2007. In connection with the lease we entered into for our distribution center based in Memphis, Tennessee we provided the landlord with a letter of credit of $200 to secure the payment obligations under the lease. This letter of credit reduces the availability under the line by that amount. As of March 31, 2005, the Company had no other borrowings under its asset-based line of credit.

7. Transactions with Affiliate

Since inception, the Affiliate has provided various services such as administration, warehousing and distribution, information technology and use of its facilities to the Company. Immediately prior to the closing of the IPO, the Company entered into agreements with the Affiliate, which provide for, among other things, administrative services, office space, inventory management and order fulfillment, information systems operation and administration, employee benefits, intellectual property matters, and other ongoing relationships. The Affiliate provides the Company with information systems, usage of telecommunications systems and hardware and software systems and information technology services, and related support services under an agreement with a term expiring in September 2006, which the Company may terminate with six months prior notice. The administrative services agreement has a term of one year and is terminable by us upon 90 days notice. In March 2005, the administrative services agreement was amended to reduce the scope of services covered by the agreement and reduce the monthly charge for such services, effective as of the date of the spin-off. The inventory management and order fulfillment agreement terminated upon completion of the spin-off. In addition, the Company purchased a majority of its products from the Affiliate prior to the completion of the spin-off. A more detailed discussion of these agreements is contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

Direct and allocated costs charged from the Affiliate included in the accompanying condensed statements of operations are as follows:

	Three months ended March 31,
	2005	2004
Cost of goods sold (including cost of products, shipping and fulfillment)	$48,970	$31,878
Selling, general and administrative expenses	537	405
Interest expense	—	401

8. Subsequent Events

On April 11, 2005, the Parent completed the spin-off of the Company and consequently is no longer a subsidiary of PC Mall.

As part of that arrangement, approximately 2.7 million eCOST.com stock options were granted to PC Mall option holders based upon a conversion ratio of approximately 1.2 eCOST.com stock options to 1 PC Mall stock option with a weighted average exercise price of $3.59.

Prior to the spin-off, the Parent managed inventory risk and order fulfillment on behalf of the Company under a contractual fee arrangement. As a result of the spin-off, the Company manages its own order fulfillment and inventory requirements and consequently now procures and holds a certain level of inventory to meet its business needs.

The Company entered into a lease agreement with Teachers Insurance and Annuity Association of America for its own distribution center located in Memphis, Tennessee in January 2005. Prior to the spin-off on April 11, 2005, inventory management and order fulfillment operations had been previously provided by PC Mall. In line with the lease arrangements, upon substantial completion of the build-out of the facility, the Company assumed occupancy of 163,632 rentable square feet on April 1, 2005 and is not required to pay base rent for the first two months. The initial term of the lease is 70 months following occupancy and the initial monthly base rent is approximately $22 per month, which will increase periodically over the term of the lease to approximately $39. Upon the expiration of the initial term, the Company has an option to renew the lease for a period of 5 years. The renewal option will be subject to all of the terms and conditions contained in the lease, except that the rent during the renewal term will be determined on the basis of the market rent, as such term is defined in the lease. The landlord has provided the Company a construction allowance of $369 for equipment installation and office space configuration. The total minimum rental amount under the lease is approximately $2,484 for the initial term. In addition to the monthly base rent, the Company is required to pay for all of the Company’s utilities and operating costs based on the Company’s proportionate share of all of the operating costs for the premises, but in no event will such costs increase by more than 7% per year in the aggregate over the lease term.

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

In support of the new distribution center, the Company has entered into certain operating leases for capital equipment commencing April 2005, for a term of 60 months. The payment obligations under these leases are $235.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report, including the Management’s Discussion and Analysis that follows, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. Forward looking statements in this report include, without limitation, statements regarding: our deferred tax assets; claims that our technologies infringe the intellectual property rights of others; the measures our management focuses on in evaluating the progress of our business; the principal drivers of our revenue; the critical accounting policies that affect the more significant judgments and estimates used in preparing our financial statements; the adequacy of our current working capital and other sources of liquidity to support our operations; future impacts of inflation on our operating results; our anticipated need to raise additional capital in the future for expansion of our operations and other purposes; and our future hiring needs and advertising and marketing expenditures. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and variations of these words and similar expressions generally identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Risk Factors” below and elsewhere in this report. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to, those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2004. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update or revise any of these forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

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

We were incorporated in Delaware in February 1999, as a wholly-owned subsidiary of PC Mall. We have operated as a reporting segment of PC Mall’s business since April 1999. In September 2004, we completed an initial public offering of 3,465,000 shares of our common stock, leaving PC Mall with ownership of approximately 80.2% of the outstanding shares of our common stock. On April 11, 2005, PC Mall distributed its ownership interest in our company to its common stockholders by means of a special dividend.

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

Basis of Presentation

Our financial statements have been derived from the consolidated financial statements and accounting records of PC Mall, in which we have been reported as a separate segment, using the historical results of operations and historical basis of assets and liabilities of our business. The statements of operations for the quarter ended March 31, 2004, include expense allocations for certain corporate functions historically provided to us by PC Mall, including administrative services (accounting, human resources, tax services, legal and treasury), inventory management and order fulfillment, credit card processing, information systems operation and administration, advertising services, and use of office space. These allocations were made on a specifically identifiable basis or using the relative percentages, as compared to PC Mall’s other businesses, of net sales, payroll, net cost of goods sold, square footage, headcount or other. We have not made a determination of whether these expenses are comparable to those that could have been obtained from an unrelated third party. Our expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the statements of operations. We entered into contractual fee arrangements for similar services with PC Mall and certain of its subsidiaries in connection with our initial public offering. These arrangements are reflected through the financial statements for the quarter ended March 31, 2005.

We believe the assumptions underlying the financial statements are reasonable. However, the financial statements may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone company during the periods presented. The historical financial information presented in this report does not reflect the many significant changes that will occur in our funding and operations as a result of our becoming a stand-alone public company.

Financial Operations Overview

Our management monitors a variety of financial and non-financial metrics in order to track the progress of our business. We believe that the most important of these measures include sales, orders shipped, active customers, new customers, number of orders, average order value, gross margin, co-op advertising revenues and customer acquisition costs. Management compares the various metrics against goals and budgets, and takes appropriate action designed to enhance our performance. Our management also monitors additional measures such as liquidity and cash resources. As we transition to operating our own distribution facility, we will focus on further measures such as inventory turnover.

We derive our revenue from sales of products and services to consumers and businesses. Consumer sales consist of orders placed through our eCOST.com website or by inbound telephone orders. Business sales consist of sales made to customers assigned a customer relationship manager. In addition, business sales include orders placed through customized corporate websites. Sales to unassigned business customers are included in consumer sales. Additionally, our travel and cellular/wireless categories incorporate arrangements with third party service providers and we receive commissions for products and services purchased by linking through our eCOST.com website. We generate additional revenue from handling fees and shipping fees we charge our customers, as well as other services. We record our revenue net of returns, coupons, credit card fraud and chargebacks, and other discounts. Our revenues may fluctuate from period to period as a result of special offers we provide such as free shipping, coupons and other special promotions.

Consumer sales represented 63% and 67% of our total net sales for the three months ended March 31, 2005 and 2004, respectively. Business sales represented 37% and 33% of our total net sales for the three months ended March 31, 2005 and 2004, respectively. No single customer accounted for more than 2% of our total net sales for either quarter. Our revenue is dependant in part on sales of HP and HP-related products which represent 27% of our net sales in 2004 and for the three months ended March 31, 2005. We also generate commission-based revenue for certain products and other marketing and promotional services generated through our eCOST.com website. We use third party fulfillment partners to supply the travel services (such as flights, hotels and rental cars) and cellular phones and service. For these products and services, we do not have inventory risk or pricing control and do not provide customer service. Therefore, for these sales we are not considered to be the primary obligor, and record only our commission as revenue. We believe there is a moderate level of seasonality in our business, reflecting fluctuations in online commerce and the general pattern of peak sales for the retail industry during the holiday shopping season.

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

Cost of goods sold primarily consists of the cost of the product, inbound and outbound shipping, fixed and variable fulfillment costs charged to us by PC Mall and restocking fees on returned products charged to us by PC Mall. Cost of goods sold is reduced by certain vendor consideration, such as market development funds and co-op advertising funds, which have been sold by our vendor marketing team and allocated and credited to us by PC Mall. For the three months ended March 31, 2005 and 2004, we derived approximately 90% and 88% of our net sales from products sold out of inventory purchased from PC Mall, and we purchased the remaining inventory from independent suppliers.

Gross profit consists of net sales less cost of goods sold.

Our gross profit margins are impacted by a number of factors. Product margins are typically lower for business sales than for consumer sales and are also affected by the category of merchandise. Gross profit margin may vary depending on various additional factors, including the introduction of new product categories, the mix of sales among our product categories, pricing of products by our vendors, fluctuations in key vendor support programs and price protection, pricing strategies, promotional programs including free or reduced-cost freight, market conditions, packaging, excess and obsolete inventory charges, and other factors.

Selling, general and administrative (“SG&A”) expenses consist primarily of advertising expenses, including online marketing activities and the costs of catalog production; personnel costs; fixed costs, such as rent, common area maintenance and depreciation; variable costs, such as credit card processing charges and bad debt expenditures; legal and accounting fees; administrative service fees from affiliates of PC Mall; and other costs. As a result of our IPO and our recent spin-off from PC Mall, we have incurred and expect that we will incur additional general and administrative expenses related to operating as a stand-alone public company, such as increased legal and accounting expenses, increased executive compensation, personnel and employee benefit costs; investor relations costs; non-employee director costs and higher insurance premiums.

Until completion of our initial public offering, we were a co-borrower under PC Mall’s $75 million commercial line of credit, which included a $5 million flooring facility. The lenders for these lines released us from all obligations under these credit facilities upon the completion of our initial public offering. PC Mall directly received all proceeds under this line of credit, and directly paid all principal and interest with respect thereto. Although we did not directly utilize proceeds from this line of credit and separately accounted for amounts we borrowed from PC Mall, because we were a co-borrower, along with all of the other PC Mall subsidiaries, with joint and several liability under such line of credit, the outstanding balance under the PC Mall commercial line of credit included in PC Mall’s consolidated financial statements was included for financial reporting purposes in our stand-alone financial statements. As described below and in our financial statements, our financial statements reflect offsetting interest expense and interest income with respect to such line of credit for periods prior to completion of our initial public offering.

“Interest income” reflects interest income from our investment of the net proceeds of our initial public offering proceeds in investment grade, interest-bearing marketable securities.

“Interest expense—PC Mall commercial line of credit” represents PC Mall’s consolidated interest expense for advances under its commercial line of credit made to PC Mall to fund the operations of its consolidated group.

“Interest income—PC Mall commercial line of credit” represents our recognition of interest income from PC Mall to reimburse us for the consolidated debt obligation that we record in our financial statements and that reflects PC Mall’s cost to fund the operations of its consolidated group. All costs associated with PC Mall’s borrowings to fund our operations are recorded under “Interest expense—PC Mall.”

Income taxes were calculated as if we filed separate tax returns. However, PC Mall has managed its tax position for the benefit of its entire portfolio of businesses, and its tax strategies are not necessarily reflective of the tax strategies that we would have followed or will follow as a stand-alone company.

In March 2004, we granted an option to purchase 560,000 shares of common stock to our Chief Executive Officer at an exercise price of $6.43 per share. This grant resulted in the recognition of deferred, non-cash, stock-based compensation based on the estimated deemed fair value of the common stock on the date of grant of $10.00. An aggregate of 25% of the shares of common stock subject to this option vested upon the completion of our initial public offering with the remainder vesting in equal quarterly installments over a three year period following the completion of the offering. The non-cash charge is amortized over the corresponding vesting period.

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

We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. We adhere to the revised guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for the sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Under these guidelines, we recognize a majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, upon receipt of the product by the customer. For all product sales shipped directly from suppliers to customers, we are the primary obligor in the transaction, and we take title to the products sold upon shipment, bear credit risk, and bear inventory risk for returned products that are not successfully returned to suppliers; therefore, we recognize these revenues as gross sales. Sales are reported net of estimated returns and allowances, coupon redemptions and credit card fraud and chargebacks, all of which are estimated based upon recent historical information such as return and redemption rates, fraud and chargeback experience. Management also considers any other current information and trends in making estimates. Our coupon redemptions are based upon the quantity of eligible orders transacted during the period and the estimated redemption rate, using historical experience rates for similar products or coupon amounts. Estimated redemption rates and the related coupon expense and liability are regularly adjusted as actual coupon redemptions for the program are processed. If actual sales returns, allowances, discounts, coupon redemptions, credit card fraud and chargebacks are greater than estimated by management, additional expense may be incurred.

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

Reserve for Inventory Obsolescence. PC Mall maintained allowances for the valuation of inventory by estimating the obsolete or unmarketable inventory based on the difference between inventory cost and market value determined by general market conditions, nature, age and type of each product. As we establish our own inventory management and order fulfillment facilities, we plan to use a similar methodology for determining our inventory reserves. PC Mall allocated and charged a portion of such allowance to us in the form of a restocking fee, and regularly evaluated the adequacy of its inventory reserve and determined the amount of such reserve to allocate and charge to us. If the inventory reserve subsequently proves insufficient, additional inventory write-downs may be required, which is recorded as an increase in cost of goods sold. This additional write-down amounted to $0.2 million and $0.1 million in the three months ended March 31, 2005 and 2004, respectively.

Income Taxes. Our income tax provision is computed as if a separate company tax return were being filed. However, PC Mall files a consolidated federal income tax return and a combined state income tax return that include our operating results. This will no longer be the practice after the year end December 31, 2005. We account for income taxes under the liability method, under which we recognize deferred income taxes by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial reporting amounts of our existing assets and liabilities. At March 31, 2005, the Company has recorded deferred tax assets of approximately $6.5 million, which are comprised primarily of net operating loss carryforwards. The Company assesses the recoverability of deferred tax assets and the need for a valuation allowance on an ongoing basis. In making this assessment, management is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of the net deferred assets will be realized in future periods. This assessment requires significant judgment and estimates involving projections of future taxable income, the nature of current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the availability of deferred tax assets.

During 2003, the Company released the valuation allowance based on the assessment of both positive and negative evidence with respect to the ability to realize its deferred tax benefits. Specifically, management considered current forecasts and projections supporting the future utilization of deferred tax benefits, the Company’s recent operating results and the fact that net operating losses are not limited with respect to their utilization and are available over a remaining carryover period of approximately 15 to 18 years. Over the latter half of fiscal 2004 and into the first quarter of 2005, the Company has incurred operating losses, which to a certain extent, have been driven by costs and expenses associated with the Company’s September 2004 IPO, including stock-based compensation charges recorded in connection with the successful completion of the IPO, and costs and expenses associated with the April 2005 spin-off from the Parent. While the Company’s current forecasts and projections continue to support the future utilization of its deferred tax assets, future profitability is dependent on the Company’s execution in a number of key areas, including: i) drive overall revenue growth while reasonably controlling customer acquisition and retention costs, ii) procure merchandise on favorable terms including vendor marketing support programs, fulfill orders in an efficient manner and manage operating expenses, and iii) successfully complete the separation from the Parent and transition to a stand-alone company. Although realization of the Company’s deferred tax assets is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. Management will continue to monitor all available evidence in accounting for this estimate, and changes to such estimate are reasonably possible in the near term depending on the Company’s ability to execute on its strategy, meet its projections and generate future taxable income in order to utilize its deferred tax benefits.

Short-term Investments. We had a balance of $4.9 million in short-term investments which we classified as available-for-sale securities at March 31, 2005, with original maturities exceeding ninety days. Consistent with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have classified these securities as short-term because they all have readily determinable fair values, are highly liquid and the sale of such securities may be required prior to maturity to implement management’s strategies. We had available-for-sale securities in Municipal Bonds with credit ratings of AAA at March 31, 2005, with 28 day rollover intervals, maturing in 2024. Our investments are reported at fair value, with unrealized gains and losses, net of taxes, recorded in accumulated other comprehensive income.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options and the Company is currently assessing which model will be used in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The SEC extended the implementation date of FAS 123R such that the effective date of the new standard for the Company’s financial statements is the first fiscal quarter of 2006.

Our Relationship with and Separation from PC Mall

As a subsidiary of PC Mall, we have received services provided by PC Mall, including administrative services (accounting, human resources, tax services, legal and treasury), inventory management and order fulfillment, credit card processing, information systems operation and administration, advertising services, and use of office space. In consideration for these services, PC Mall has historically allocated and charged to us a portion of its related overhead costs. In connection with our initial public offering, we entered into service fee agreements with PC Mall and/or its affiliates related to the separation of our business operations from PC Mall and certain ongoing relationships between us and PC Mall following the IPO. These agreements covered administrative services, office space, inventory management and order fulfillment, information systems operation and administration, employee benefits, intellectual property matters, and other ongoing relationships. In the transition to operating as a stand-alone, publicly–traded company, we have incurred certain costs that exceed the costs that we historically incurred or were charged to us by PC Mall. These costs include certain administrative costs for services historically performed for us by PC Mall, as well as other incremental costs we will incur, including increased legal and accounting expenses; increased executive compensation; personnel and employee benefit costs; investor relations costs; non-employee director costs and higher insurance premiums. In addition, in January 2005, we entered into a lease for our own distribution center located in Memphis, Tennessee in order to assume full responsibility for our own inventory management and order fulfillment operations following the spin-off. We assumed responsibility for this lease on April 1, 2005 and will amortize lease payments commencing on this date over the lease term of 70 months. As a result of our spin-off from PC Mall, we may have additional costs for software and systems to the extent they are not available on terms as favorable as those we received as a subsidiary of PC Mall.

We currently rely on PC Mall for telecommunications systems and hardware and software systems usage, information technology services and related support services, including maintaining our management information and reporting systems and hosting our website. PC Mall provides these services and resources through our Information Technology Systems Usage and Services Agreement with a subsidiary of PC Mall. To the extent we need to upgrade or expand the capacity of our systems, we are responsible for purchasing any such additional capacity or hardware. The agreement has a term expiring in September 2006, but either party may terminate the agreement earlier by providing the other party 180 days prior written notice of such termination. We will need to transition to performing these functions on our own prior to the expiration of the agreement or sooner in the event PC Mall exercises its right to terminate the agreement. We may not be successful in quickly and cost effectively implementing these systems or processes and transitioning data from PC Mall’s systems to our own. The transition to and implementation of new or upgraded hardware or software systems may result in system delays or failures. Any failure or significant downtime in the systems or processes provided to us by PC Mall could prevent us from taking customer orders, shipping products or billing customers. In addition, PC Mall’s and our systems and processes require the services of employees with extensive knowledge of these information systems and processes and the business environment in which we operate. In order to successfully implement and operate our systems and processes, we will need to attract and retain a significant number of skilled employees. We may not be able to attract and retain the skilled personnel required to implement, maintain, and operate our information systems and processes.

Results of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Net Sales. Net sales in the three months ended March 31, 2005 were $55.1 million, an increase of $16.9 million, or 44%, over the comparable period in 2004. The sales increase was primarily the result of a 54% increase in advertising expenditures and a related increase of 70% in our twelve months active customers from the same quarter last year. Sales to customers assigned to a relationship manager increased 61% over the comparable prior year period primarily due to an increase in the number of accounts managed by a relationship manager. Product categories experiencing the most significant change were computers, up approximately $7.9 million; digital photography, up approximately $1.8 million and home electronics, up approximately $4.2 million over the prior year comparable period. Sales were lower sequentially from the fourth quarter of 2004 due in part to first quarter seasonality following the traditionally strong holiday period and the management resources and attention required during the quarter to achieve the separation from PC Mall on April 11, 2005.

Gross Profit. Gross profit in the three months ended March 31, 2005 was $3.7 million, an increase of $0.3 million, or 7.8% over the comparable prior year period. The increase in gross profit resulted from an increase in sales. Gross profit as a percentage of sales decreased to 6.8% from 9.1% in the prior year, primarily due to the result of a higher proportion of sales to business customers as a percentage of total sales which carry lower gross margins than consumer sales, reduced vendor consideration and increased freight costs. Gross profit may be influenced from period to period by changes in vendor support programs (including price protection, rebates and return policies), product mix, pricing strategies, competition and other factors. In preparation for our spin-off from PC Mall on April 11, 2005, work associated with the systems separation caused intermittent website availability and efficiency issues. Consequently, we experienced a reduction in consumer sales as a percentage of net sales in the quarter ended March 31, 2005 which adversely affected our gross margin due to the sales mix and the related loss of vendor marketing support programs.

Selling, General and Administrative Expenses. SG&A expenses in the three months ended March 31, 2005 were $6.6 million, an increase of $3.1 million, or 89% over the comparable prior year period. The increase was primarily due to additional personnel costs of $1.1 million related to operating as a stand-alone company and as a public company, increased variable administrative expenses of $1.1 million, which includes additional consulting costs of audit fees and legal expenses, processing fees, and administrative service fees from PC Mall, and an increase of $0.7 million in advertising costs. As a percentage of net sales, SG&A expenses in the three months ended March 31, 2005 were 12% of net sales, versus 9.1% of net sales in the comparable prior year period. The increase in SG&A expenses as a percentage of net sales was primarily due to the increase in personnel costs of 1.5% of net sales, and the increase in variable administrative costs which accounted for 1% of net sales. The additional variable administrative costs were attributable to the expenses for outside services such as audit fees and legal services. Variable administrative charges include the administrative service charges from PC Mall. For the three months ended March 31, 2004, these expenses have been generally allocated and charged to us using several factors, including net sales, cost of goods sold, square footage, systems utilization, headcount. For the three months ended March 31, 2005, administrative service charges were based on monthly fees pursuant to our Administrative Services Agreement and Information Technology Systems Usage and Services Agreement with PC Mall.

Interest Income or Expense. Interest income for the three months ended March 31, 2005 reflects interest earned on the investment of our net IPO proceeds in investment-grade, interest-bearing, marketable securities. “Interest expense-PC Mall commercial line of credit” is offset in the reported period by “Interest income-PC Mall commercial line of credit.” These amounts were calculated based on the monthly applicable prime rate multiplied by the cumulative balance due to PC Mall, net of approximately one month’s inventory purchases (to approximate standard vendor terms).

We recorded an income tax benefit for the three months ended March 31, 2005 of $1.1 million and a benefit of $13,000 for the three months ended March 31, 2004. We utilized an effective tax rate of 39.8% for the three months ended March 31, 2005 and 2004.

Net loss was $1.7 million, or ($0.10) per share, for the three months ended March 31, 2005 compared to net loss of $20,000, or $0.00 per share, for the three months ended March 31, 2004.

Selected Operating Data

	Three months ended March 31,
	2005	2004
Total customers (1)	1,212,119	793,407
Active customers (2)	521,999	300,670
New customers (3)	123,783	72,985
Number of orders (4)	190,642	119,192
Average order value (5)	$302	$333
Advertising expense (6)	$2,010,000	$1,306,000

(1)	Total customers have been calculated as the cumulative number of customers for which orders have been taken from our inception to the end of the reported period.

(2)	Active customers consist of the number of customers who placed orders during the 12 months prior to the end of the reported period.

(3)	New customers represent the number of persons that established a new account and placed an order during the reported period.

(4)	Number of orders represents the total number of orders shipped during the reported period (not reflecting returns).

(5)	Average order value has been calculated as gross sales divided by the total number of orders during the period presented. The impact of returns is not reflected in average order value.

(6)	Advertising expense includes the total dollars spent on advertising during the reported period, including Internet, direct mail, print and e-mail advertising, as well as customer list enhancement services.

Liquidity and Capital Resources

Historically, our primary sources of financing have come from cash flows from operations and investments from PC Mall. In September 2004, we completed an initial public offering of 3,465,000 shares of our common stock, which yielded net proceeds of $16.7 million after underwriting discounts and commissions and offering expenses. In April 2004, PC Mall agreed to extend a line of credit to us of up to $10.0 million for necessary working capital requirements, which obligation terminated upon completion of our IPO. Following the IPO, PC Mall no longer had an obligation to support our working capital needs. Prior to the IPO, we participated in PC Mall’s cash management program, whereby our trade cash receipts were handled by PC Mall and swept daily from our account. Such cash was re-advanced by PC Mall for our working capital needs. Accordingly, we have reported no cash or cash equivalents historically. Since the completion of our IPO, we have performed our own cash management functions.

The following table sets forth elements of our cash flows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Net cash used in operating activities	$(1,317)	$(905)
Net cash provided by (used in) investing activities	1,119	(4)
Net cash (used in) provided by financing activities	(2,684)	909

Accounts receivable, which include trade and credit card receivables, decreased to $1.7 million at March 31, 2005, from $2.0 million at December 31, 2004, primarily due to improved collections activity. Inventories, which represent only inventory already shipped from our suppliers, but not yet received by customers, increased to $1.9 million at March 31, 2005, from $1.8 million at December 31, 2004, resulting mainly from the timing of the sales shipped to customers pertaining to the respective period end. As of March 31, 2005, we had $12.2 million of working capital, compared to $16.3 million at December 31, 2004, due to our losses in the quarter and investment in property and equipment. Receivables from PC Mall at March 31, 2005 increased $2.7 million to $3.5 million from December 31, 2004 due mainly to certain of our receivable funds being paid into PC Mall’s bank account. Accounts payable remained virtually flat from December 31, 2004.

Prior to the completion of the spin-off, PC Mall provided inventory management and order fulfillment services to us. In January 2005, we signed a lease for our own distribution facility located near the FedEx main hub in Memphis, Tennessee and commenced operations at this facility on April 1, 2005. As a result of the spin-off and our assumption of our own inventory purchasing and order fulfillment functions, we will use our capital resources to purchase and store inventory at our own distribution facilities and expect that our inventory balances will be substantially higher than periods prior to the spin-off.

We have an asset-based line of credit of up to $15 million with a financial institution, which is collateralized by substantially all of our assets. The credit facility functions as a working capital line of credit with our borrowings under the facility limited to a percentage of our inventory and accounts receivable. Outstanding amounts under the facility bear interest initially at the prime rate plus 0.25%. Beginning in 2006, outstanding amounts under the facility will bear interest at rates ranging from the prime rate to the prime rate plus 0.5%, depending on our financial results. In connection with the line of credit, we entered into a cash management arrangement whereby our operating accounts are swept and used to repay outstanding amounts under the line of credit. The credit facility contains standard terms and conditions customarily found in similar facilities offered to similarly situated borrowers. The credit facility limits our ability to make acquisitions above pre-defined dollar thresholds, requires us to use the proceeds from any future stock issuances to repay outstanding amounts under the facility, and has as its sole financial covenant a minimum tangible net worth requirement. As of March 31, 2005, we are in compliance with our sole financial covenant. Borrowing availability is subject to satisfaction of certain standard conditions. The credit facility will mature in March 2007. In connection with the lease we entered into for our distribution center based in Memphis, Tennessee we provided the landlord with a letter of credit of $0.2 million to secure the payment obligations under the lease. This letter of credit reduces the availability under the line. As of March 31, 2005, we had no other borrowings under our asset-based line of credit.

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

We believe that current working capital, together with cash flows from operations and borrowings available under our credit facility will be adequate to support our current operating plans for the next 12 months.

Contractual Obligations

We have entered into agreements with PC Mall and its affiliates which provide for, among other things, administrative services, office space, inventory management and order fulfillment, information systems operation and administration, employee benefits, intellectual property matters, and other ongoing relationships. PC Mall and its affiliates provide us with information systems usage of telecommunications systems and hardware and software systems and information technology services, and related support services under an agreement with a term ending in September 2006, which either party may terminate with six months prior notice. The administrative services agreement was amended and reduced in scope and fees in March 2005 and has a term ending in September 2005; it is terminable by either party upon 90 days notice. Our inventory management and order fulfillment agreement expired upon completion of the spin-off on April 11, 2005. Our aggregate fixed payment obligations to PC Mall under these agreements for the 12 months ending March 31, 2006 (assuming no earlier termination by either party) is $0.6 million. This amount does not include rent or charges for our proportionate share of common area maintenance under our sublease with PC Mall or our use of telecommunications and systems and hardware and software systems. A more detailed discussion of these agreements with PC Mall is contained under the heading “Certain Relationships and Related Transactions” in our Annual Report on Form 10-K/A for year the ended December 31, 2004.

Additionally, in January 2005, we signed a lease for our own distribution center located in Memphis, Tennessee. We took occupancy on April 1, 2005 and are committed under a lease term of 70 months. The amortized lease expense commences in April and our aggregate payment obligations over the next twelve months are $0.2 million.

Inflation

Inflation has not had a material impact upon operating results, and we do not expect it to have such an impact in the near future. There can be no assurances, however, that our business will not be so affected by inflation.

RISK FACTORS

This report, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We face a number of risks and uncertainties which could cause actual results or events to differ materially from those contained in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, the following:

Risks Relating to Our Business

Our limited operating history makes evaluation of our business difficult.

We were originally organized in February 1999 and launched our website in April 1999. Our limited operating history makes it difficult for investors to evaluate our business and future operating results. Investors must consider our business and prospects in light of the risks and difficulties we may face as an early stage company with limited operating history. These risks and difficulties include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

Our historical financial information may not be representative of what our actual results would have been if we were an independent company or indicative of what our future results may be.

Our financial results are presented in this annual report on a stand-alone basis. Prior to the completion of the distribution, PC Mall accounted for our business for financial reporting purposes as a segment within its consolidated financial statements. The historical financial information we have included in this report does not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity and not part of PC Mall’s consolidated group during the periods presented. The historical costs and expenses reflected in our financial statements include charges for certain corporate functions historically provided by PC Mall, including administrative services (accounting, human resources, tax services, legal and treasury), inventory management and order fulfillment, credit card processing, information systems operation and administration, advertising services and use of office space. These allocated charges were based on what we and PC Mall considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. We have not made a determination of whether these expenses are comparable to those we could have obtained from an unrelated third party. The historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future and does not reflect many significant changes that have and will occur in our capital structure, funding and operations as a result of our separation from PC Mall. For example, we may face increased costs for leases, senior management, insurance, technology software and support, employee benefits, financing and increased costs associated with being a publicly traded, stand-alone company.

We may not be able to achieve or maintain profitability.

We have invested heavily in our website development, advertising, hiring of personnel and startup costs. We have reported a net loss for the quarter ended March 31, 2005 of $1.7 million and had an accumulated deficit of approximately $12.9 million at March 31, 2005. Our ability to achieve or maintain profitability given our planned business strategy depends upon a number of factors, including our ability to achieve or maintain vendor relationships, procure merchandise and fulfill orders in an efficient manner, leverage our fixed cost structure, maintain adequate levels of vendor funding, and maintain customer acquisition costs at acceptable levels. We may not be able to achieve or maintain profitability on a quarterly or an annual basis.

Our ability to achieve or maintain profitability will also depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue. We have incurred and expect to incur significant operating expenses and capital expenditures to establish ourselves as an independent company, including increased general and administrative costs to support our operations and the increased costs of being a public company, and costs to transition from an outsourced inventory management and order fulfillment function provided by PC Mall to performing such functions on our own. We also expect to incur significant operating expenses and capital expenditures to:

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

Because we will incur many of these expenses before we receive any revenues from our efforts, it will be more difficult for us to achieve or maintain profitability than it may otherwise have been if we developed our business more slowly. Further, we base our expenses in large part on our operating plans, current business strategies and future revenue projections. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenues are lower than we project. In addition, we may find that these efforts are more expensive than we currently anticipate. Therefore, the timing of these expenses may contribute to fluctuations in our quarterly operating results.

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

Our order fulfillment and distribution operations are located in Memphis, Tennessee. PC Mall provided inventory management and order fulfillment services to us until the completion of the spin-off in April 2005. In January 2005, we signed a lease for our own distribution facility located near the FedEx main hub in Memphis, Tennessee and commenced operations at this facility in April 2005. We have no prior experience managing inventory management and order fulfillment operations, and we cannot assure you that we will be successful in this endeavor. Any failure in managing our inventory management and order fulfillment operations would require us to find one or more parties to provide these services for us and could seriously disrupt our operations and cause us to be unable to meet customer demand for our products. If we are required to engage one or more service providers to provide these services, we could incur higher fulfillment expenses than anticipated or incur additional costs for balancing product inventories among multiple distribution facilities. Further, we may need to expand our inventory management and order fulfillment operations in the future to accommodate increases in customer orders.

If we fail to accurately predict our inventory risk, our margins may decline as a result of write downs of our inventory due to lower prices obtained from older or obsolete products.

We assume the inventory damage, theft and obsolescence risks, as well as price erosion risks for products that are sold out of inventory stocked at our distribution facility. Some of the products we sell on our website are characterized by rapid technological change, obsolescence and price erosion (for example, computer hardware, software and consumer electronics), and because our distribution center may sometimes stock large quantities of particular types of inventory, inventory reserves may be required or may subsequently prove insufficient, additional inventory write-downs may be required. We currently have limited return rights with respect to certain products we purchase, but these rights vary by product line, are subject to specified conditions and limitations, and can be terminated or changed at any time.

Our ability to offer a broad selection of products at competitive prices is dependent on our ability to maintain existing and build new relationships with manufacturers and vendors. We do not have long-term agreements with our manufacturers or vendors, and some of our manufacturers and vendors compete directly with us.

We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources, all of whom we consider our vendors. We have historically relied on PC Mall for substantially all of our vendor relationships. During 2004, we offered products on our website from over 1,000 third-party manufacturers. We do not have any long-term agreements with any of these vendors. Any agreements with vendors governing our purchase of products are generally terminable by either party upon 30 days’ notice or less. In general, we agree to offer products on our website and the vendors agree to provide us with information about their products and honor our customer service policies. PC Mall has historically provided us with vendor consideration in connection with its inventory management and order fulfillment functions. As we have recently transitioned to performing inventory management and order fulfillment functions on our own, we will need to continue to establish and build our own relationships with vendors and obtain favorable product pricing and vendor consideration. Vendor terms may not be as favorable as those obtained through PC Mall for a number of reasons, including lower product volumes, limited credit history, and a limited history of independently doing business with these vendors. If we do not maintain our existing relationships or build new relationships with vendors on acceptable terms, including favorable product pricing and vendor consideration, we may not be able to offer a broad selection of products or continue to offer products at competitive prices, and customers may refuse to shop at our website. In addition, some vendors may decide not to offer particular products for sale on the Internet, and others may avoid offering their new products to retailers such as us who offer a mix of close-out and refurbished products in addition to new products. From time to time, vendors may terminate our right to sell some or all of their products, change the applicable terms and conditions of sale or reduce or discontinue the incentives or vendor consideration that they offer us. Any such termination or the implementation of such changes could have a negative impact on our operating results. Additionally, some products are subject to manufacturer or distributor allocation, which limits the number of units of those products that are available to us and other resellers.

Our revenue is dependent on sales of products from a small number of key manufacturers, and a decline in sales of products from these manufacturers could materially harm our business.

Our revenue is dependent on sales of products from a small number of key manufacturers. For example, sales of HP and HP-related products represented 21% of our net sales in 2003 and 27% in 2004. A decline in sales of any of our key manufacturer’s products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

We may need additional financing and may not be able to raise additional financing on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders.

We anticipate that we may need to raise additional capital in the future to facilitate long-term expansion, to respond to competitive pressures or to respond to unanticipated financial requirements. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will experience dilution of their ownership interests. Our agreements with PC Mall will limit our ability to issue our equity securities in the future without PC Mall’s consent for up to three years following the distribution. For a description of these limitations, please see “Risk Factors—We may be required to indemnify PC Mall for taxes arising in connection with the spin-off, and the tax consequences of the spin-off may interfere with our ability to engage in desirable strategic transactions or issue our equity securities.”

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

We cannot be certain that we will be able to successfully address any or all of these challenges in a manner that will enable us to expand our business into new product categories in a cost-effective or timely manner. If our new categories of products or services are not received favorably, or if our suppliers fail to meet our customers’ expectations, our results of operations would suffer and our reputation and the value of the applicable new brand and our other brands could be damaged. The lack of market acceptance of our new product categories or our inability to generate satisfactory revenues from any expanded product categories to offset their cost could harm our business. An investor in our common stock must consider the risks, uncertainties and difficulties frequently encountered by companies in new and rapidly evolving online markets such as those we have targeted.

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

We make allowances for product returns in our financial statements based on historical return rates. We are responsible for returns of certain products ordered through our website from our distribution center as well as products that are shipped to our customers directly from our vendors. If our actual product returns significantly exceed our allowances for returns, especially as we expand into new product categories, our revenues and profitability could decrease. In addition, because our allowances are based on historical return rates, the introduction of new merchandise categories, new products, changes in our product mix, or other factors may cause actual returns to exceed return allowances, perhaps significantly. In addition, any policies intended to reduce the number of product returns may result in customer dissatisfaction and fewer repeat customers.

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

As part of our growth strategy, we recently began to offer memberships to our customers allowing them to access premium features of our website for an annual fee. Customers who pay such membership fee are eligible for certain exclusive offers, benefits and services which are not available to our other customers who are not members. We have not previously implemented or operated a membership program, and we cannot predict with certainty the rate or extent to which our existing customers will sign up for and renew premium memberships. Implementation of our membership program could adversely affect the volume and frequency of purchases by customers who do not become members.

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

Our headquarters, customer service center and the majority of our infrastructure, including computer servers, are located in California, an area that is susceptible to earthquakes and other natural disasters. Our new distribution facility located in Memphis, Tennessee, houses or will house substantially all of the product inventory from which a substantial majority of our orders are shipped. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable problems could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders in a timely manner, or at all. Our systems are not fully redundant, and we do not have duplicate geographic locations or earthquake insurance. California has in the past experienced power outages as a result of limited electrical power supplies. These outages may recur in the future and could disrupt the operation of our business. Because our inventory and distribution facility is located in an area that is susceptible to harsh weather, a major storm, heavy snowfall or other similar event could prevent us from delivering products in a timely manner. We currently have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur.

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

Many of our current and potential competitors described above have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Some of our competitors may be able to secure products from manufacturers or vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than we are able to. PC Mall currently offers many of the same products for sale as we offer, and PC Mall is not restricted from competing with us in the future.

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

We have also filed an application with the U.S. Patent and Trademark Office for patent protection for our proprietary Bargain Countdown™ technology. We may not be granted a patent for this technology and may not be able to enforce our patent rights if our competitors or others use infringing technology. If this occurs, our competitive position, revenues and profitability could be negatively affected.

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

We currently rely to some extent on PC Mall’s operational and administrative infrastructure, and our ability to operate our business will suffer if we do not develop our own infrastructure quickly and cost-effectively.

We currently use the systems, processes and personnel of PC Mall to support some of our operations, including human resources, payroll and internal computing and telecommunication operations. As part of our transition to becoming a stand-alone company, we have focused resources in an effort to create our own operational and administrative infrastructure to replace most of the services PC Mall currently provides to us. We may not be successful in quickly and cost effectively implementing these systems or processes and transitioning data from PC Mall’s systems to our own. In addition to the costs associated with system upgrades, the transition to and implementation of new or upgraded hardware or software systems may result in system delays or failures. The management information systems we utilize are run on a HP3000 Enterprise System, and Hewlett-Packard has indicated that it will support this system until 2006, by which time we expect that we will need to seek third party support for such systems or upgrade our management information systems hardware and software. Any failure or significant downtime in the systems or processes provided to us by PC Mall could prevent us from taking customer orders, shipping products or billing customers. In addition, PC Mall’s and our systems and processes require the services of employees with extensive knowledge of these information systems and processes and the business environment in which we operate. In order to successfully implement and operate our systems and processes, we must be able to attract and retain a significant number of skilled employees. We may not be able to attract and retain the skilled personnel required to implement, maintain, and operate our information systems and processes.

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

Our executive officers who own PC Mall common stock or options to acquire PC Mall common stock may have potential conflicts of interest.

Ownership of PC Mall common stock, options to acquire PC Mall common stock and other equity securities by our officers could create, or appear to create, potential conflicts of interest when our officers are faced with decisions that could have different implications for PC Mall than they do for us.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

It is our policy not to enter into derivative financial instruments. We do not have any significant foreign currency exposure since we do not transact business in foreign currencies. Therefore, we do not have significant overall currency exposure at March 31, 2005.

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

PART II—OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 27, 2004, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-115199). The Registration Statement covered the sale of 3,465,000 shares of our common stock at an offering price of $5.80 per share, which was completed on September 1, 2004. Our net proceeds of the offering were $16.7 million, after deducting underwriting discounts and commissions and our offering expenses. Through March 31, 2005, approximately $1 million of the net proceeds have been used for capital expenditures and approximately $3 million for working capital.

Item 6. EXHIBITS

Exhibit Number	Description

10.4(b)	Amendment to Administrative Services Agreement, dated March 17, 2005 (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 31, 2005)

10.20	Lease, dated January 14, 2005, by and between us and Teachers Insurance and Annuity Association of America for the benefit of its separate real estate account (incorporated by reference to our report on Form 8-K filed with the SEC on January 18, 2005)

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2005

eCOST.COM, INC.

By:	/s/ ELIZABETH MURRAY
Elizabeth Murray Chief Financial Officer (Duly Authorized Officer of the Registrant and Principal Financial Officer)

eCOST.Com, Inc.

EXHIBIT INDEX

Exhibit Number	Description

10.4(b)	Amendment to Administrative Services Agreement, dated March 17, 2005 (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 31, 2005)

10.20	Lease, dated January 14, 2005, by and between us and Teachers Insurance and Annuity Association of America for the benefit of its separate real estate account (incorporated by reference to our report on Form 8-K filed with the SEC on January 18, 2005)

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002