Form 10-Q
period 2005-06-30
ECOST COM INC
filed 2005-08-15
CIK 1287503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2005

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

Yes ☐    No ☒

There were 17,745,151 outstanding shares of common stock $0.001 par value, outstanding at August 10, 2005.

eCOST.com, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

eCOST.com, Inc.

BALANCE SHEETS

(in thousands, except share data)

	June 30, 2005 (unaudited)	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$6,295	$8,790
Short-term investments	—	7,000
Accounts receivable, net of allowance for doubtful accounts of $289 and $199 at June 30, 2005 and December 31, 2004, respectively	3,784	2,039
Inventories, net	10,673	1,794
Prepaid expenses and other current assets	710	263
Due from Affiliate, net	638	813
Deferred income taxes	—	883

Total current assets	22,100	21,582
Property and equipment, net	2,000	342
Deferred income taxes	—	4,467
Other assets	183	123

Total assets	$24,283	$26,514

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,436	$585
Accrued expenses and other current liabilities	3,508	2,635
Deferred revenue	1,664	2,014

Total current liabilities	13,608	5,234

Total liabilities	13,608	5,234

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 17,700,231 and 17,465,000 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	18	17
Additional paid-in capital	34,067	33,834
Deferred stock-based compensation	(1,083)	(1,333)
Accumulated deficit	(22,327)	(11,238)

Total stockholders’ equity	10,675	21,280

Total liabilities and stockholders’ equity	$24,283	$26,514

The accompanying notes are an integral part of these financial statements.

eCOST.com, Inc.

STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net sales	$41,048	$38,802	$96,104	$76,992
Cost of goods sold	38,301	35,029	89,628	69,761

Gross profit	2,747	3,773	6,476	7,231

Selling, general and administrative expenses	5,704	3,765	12,305	7,256

Income (loss) from operations	(2,957)	8	(5,829)	(25)

Interest income	(42)	—	(90)	—
Interest expense - PC Mall commercial line of credit	—	559	—	960
Interest income - PC Mall commercial line of credit	—	(559)	—	(960)

Income (loss) before income taxes	(2,915)	8	(5,739)	(25)

Provision (benefit) for income taxes	6,475	3	5,350	(10)

Net income (loss)	$(9,390)	$5	$(11,089)	$(15)

Income (loss) per share:
Basic	$(0.54)	$0.00	$(0.63)	$(0.00)

Diluted	$(0.54)	$0.00	$(0.63)	$(0.00)

Weighted average shares outstanding:
Basic	17,522	14,000	17,494	14,000

Diluted	17,522	14,329	17,494	14,000

The accompanying notes are an integral part of these financial statements.

eCOST.com, Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2004	17,465	$17	$33,834	$(1,333)	$(11,238)	$21,280

Exercise of stock options	235	1	233	—	—	234
Non-cash stock-based compensation	—	—	—	250	—	250
Net loss	—	—	—	—	(11,089)	(11,089)

Balance at June 30, 2005	17,700	$18	$34,067	$(1,083)	$(22,327)	$10,675

The accompanying notes are an integral part of these financial statements.

eCOST.com, Inc.

STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(11,089)	$(15)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	191	20
Deferred income taxes	5,350	(10)
Deferred rent	83	—
Non-cash stock-based compensation	250	94
Changes in operating assets and liabilities:
Accounts receivable	(1,745)	(679)
Inventories, net	(8,879)	(370)
Prepaid expenses and other current assets	(447)	35
Due from Affiliate, net	175	—
Other assets	(65)	—
Accounts payable	7,851	(241)
Accrued expenses and other current liabilities	421	(436)
Deferred revenue	(350)	420

Total adjustments	2,835	(1,167)

Net cash used in operating activities	(8,254)	(1,182)

Cash flows from investing activities:
Purchases of property and equipment	(1,475)	(3)
Sale of short-term investments	7,000	—

Net cash provided by (used in) investing activities:	5,525	(3)

Cash flows from financing activities:
Net repayment from Affiliate	—	2,048
Book overdraft	—	(575)
Payments for deferred offering costs	—	(288)
Exercise of stock options	234	—

Net cash provided by financing activities	234	1,185

Net decrease in cash and cash equivalents	(2,495)	—
Cash and cash equivalents:
Beginning of period	8,790	—

End of period	$6,295	$—

Supplemental non-cash information: a warehouse construction allowance of $369 is excluded from the purchase of property and equipment.

The accompanying notes are an integral part of these financial statements.

eCOST.com, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share data)

1. The Company and Summary of Significant Accounting Policies

The Company

eCOST.com, Inc. (the “Company”) is a leading multi-category online discount retailer of new, “close-out” and refurbished brand-name merchandise and operates in a single business segment, selling products to customers in the United States. The Company was incorporated in Delaware in February 1999 as a wholly-owned subsidiary of PC Mall, Inc. (the “Parent”). In September 2004, the Company completed an initial public offering (“IPO”) of 3,465,000 shares of the Company’s common stock, leaving the Parent with ownership of approximately 80.2% of the outstanding shares of the Company’s common stock. On April 11, 2005, the Parent distributed its remaining ownership interest in the Company to its common stockholders. The Company refers to this as the “distribution” or the “spin-off.” For purposes of these financial statements and related notes, the former Parent and its wholly-owned subsidiaries excluding the Company are referred to as an “Affiliate.”

Basis of Presentation

Prior to the IPO, the Company operated as a reporting segment of the Parent’s business. Consequently, the Company’s interim financial statements for June 30, 2004 have been derived from the consolidated financial statements and accounting records of the Parent in which the Company was reported as a separate segment, using the historical results of operations and historical basis of assets and liabilities of its business. For the three and six months ended June 30, 2004, the statements of operations include expense allocations for certain corporate functions historically provided to the Company by an Affiliate, including administrative services (accounting, human resources, tax services, legal and treasury), inventory management and order fulfillment, credit card processing, information systems, advertising services, and use of office space. These allocations were made on a specifically identifiable basis or using the relative percentages, as compared to the Parent’s other businesses, of net sales, payroll, net cost of goods sold, square footage, headcount or other methods. The Company has not made a determination of whether these expenses were comparable to those it could have obtained from an unrelated third party. In connection with its IPO, the Company entered into agreements with an Affiliate to provide a variety of similar services under a fee arrangement for a specific term, some of which were amended commensurate with the spin-off. These services included inventory management and fulfillment through the date of distribution, administrative services such as accounting through date of distribution, human resources, payroll and information services. The financial results for the three and six months ended June 30, 2005 reflect these contractual service arrangements.

The accompanying unaudited financial statements of the Company for the three and six months ended June 30, 2005 and 2004 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The financial statements include all normal recurring adjustments which management believes are necessary to fairly state the Company’s financial position however, these results are not necessarily indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

Liquidity

Historically, the Company’s primary sources of financing have come from cash flows from operations and investments from the former parent. In September 2004, the Company completed an initial public offering of 3,465,000 shares of its common stock, which yielded net proceeds of approximately $16,700 after underwriting discounts, commissions and offering expenses. Since completion of the IPO, the Company has performed its own cash management functions.

The Company has an asset-based line of credit of up to $15,000 with a financial institution, which is secured by substantially all of its assets. Borrowings under the facility are limited to a percentage of inventory and accounts receivable. The Company had approximately $7,000 available to borrow for working capital advances under the line of credit at June 30, 2005. The credit facility contains standard terms and conditions customarily found in similar facilities offered to similarly situated borrowers. The credit facility limits the Company’s ability to make acquisitions above pre-defined dollar thresholds, requires proceeds from any future stock issuances to repay outstanding amounts under the facility, and has as its sole financial covenant a minimum tangible net worth requirement. As of June 30, 2005, the Company is in compliance with the sole financial covenant. The credit facility will mature in March 2007. As of June 30, 2005, the Company had no borrowings under the asset-based line of credit.

Although no assurances can be provided, the Company believes that current working capital, together with cash flows from operations and borrowings available under the credit facility will be adequate to support the Company’s current operating plans for the next 12 months. However, the Company’s need for cash is dependant on its operating activities and if it does not maintain or increase sales or control expenses, the Company will require additional cash. We will continue to evaluate our liquidity on an ongoing basis and may decide to pursue additional financing dependant upon the cost, terms and availability of funds. There can be no assurance that such additional financing will be available. If it is available, it may be senior to the Company’s common stock and dilutive to shareholders.

Inventories

Inventories consist primarily of finished goods, and are stated at cost (determined under the first-in, first-out method) or market, whichever is lower. Additionally, the Company does not record revenue and related cost of goods sold until delivery. As such, inventories include goods-in-transit to customers at June 30, 2005 and December 31, 2004 of $1,333 and $1,794, respectively. Inventory reserves are established based upon the Company’s view of potential diminution in values due to inventories that are potentially slow moving or obsolete, potential excess levels of inventory or values assessed at potentially lower than cost.

Stock-Based Compensation

The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As permitted by SFAS 148, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations, and provide pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair-value method had been applied. Accordingly, the Company does not record compensation expense on issuance of stock options to employees for options granted at the then-current market value at the date of grant.

The following table presents the effect on “Net income (loss)” of recognizing stock-based compensation cost as if the fair valued based method had been applied to all outstanding and unvested stock options as of the periods presented (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss) — as reported	$(9,390)	$5	$(11,089)	$(15)
Less: compensation expense as determined under SFAS 123, net of related taxes	(1,033)	(91)	(1,415)	(106)
Add: non-cash stock-based compensation expense included in reported net income, net of related taxes	125	50	200	57

Net loss — pro forma	$(10,298)	$(36)	$(12,304)	$(64)

Basic loss per share — as reported	$(0.54)	$(0.00)	$(0.63)	$(0.00)

Basic net loss per share — pro forma	$(0.59)	$(0.00)	$(0.70)	$(0.00)

Diluted net loss per share — as reported	$(0.54)	$(0.00)	$(0.63)	$(0.00)

Diluted net loss per share — pro forma	$(0.59)	$(0.00)	$(0.70)	$(0.00)

The compensation expense as determined under SFAS 123 for the three months ended June 30, 2005 includes a provision for a valuation reserve against the deferred tax assets that would have accumulated in prior periods related to the pro forma compensation expense as determined under SFAS 123 for such periods.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB No. 20, Accounting Change and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Under APB 20, a change in accounting principle was recognized as a cumulative effect of accounting change in the income statement of the period of the change. SFAS 154 generally requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a significant impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a significant impact on its consolidated results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. SFAS 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, double freight, re-handling costs and wasted material. SFAS 151 requires that these types of costs be recognized as current period expenses regardless of whether they meet the criteria of “so abnormal” as previously provided in ARB 43. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a significant impact on its consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options and is currently assessing which model will be used in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The SEC extended the implementation date of SFAS 123R such that the effective date of the new standard for the Company’s financial statements is the first fiscal quarter of 2006. The Company has not yet determined the impact of adopting SFAS 123R on its results of operations or financial position however, the effect is expected to be significant.

2. Net Income (Loss) Per Share

Basic Earnings Per Share (“EPS”) excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method.

The computation of Basic and Diluted EPS is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss)	$(9,390)	$5	$(11,089)	$(15)
Weighted average shares – Basic	17,522	14,000	17,494	14,000
Effect of dilutive stock options (a)	—	329	—	—

Weighted average shares – Diluted	17,522	14,329	17,494	14,000

Basic income (loss) per share	$(0.54)	$0.00	$(0.63)	$(0.00)

Diluted income (loss) per share	$(0.54)	$0.00	$(0.63)	$(0.00)

(a) Potential common shares of 3,988,195 for the three and six months ended June 30, 2005 and 918,400 for the six months ended June 30, 2004, have been excluded from the loss per share computations because the effect of their inclusion would be anti-dilutive.

3. Stock-Based Compensation

In March 2004, the Company granted an option under its 1999 Stock Incentive Plan (the “1999 Plan”) to purchase 560,000 shares of common stock to its Chief Executive Officer at an exercise price of $6.43 per share. This grant resulted in the recognition of deferred non-cash, stock-based compensation based on the estimated deemed fair value of the common stock on the date of grant of $10.00. An aggregate of 25% of the shares of common stock subject to this option vested upon the completion of the Company’s IPO. The remainder of the shares of common stock subject to this option vests in equal quarterly installments over a three-year period, following the Company’s IPO. The Company has recorded non-cash, stock-based compensation charges of $125 and $200 for the three and six months ended June 30, 2005, respectively, to reflect the amortization of this expense.

In accordance with the Employee Benefit Matters Agreement, dated September 1, 2004 related to the spin-off from PC Mall, all PC Mall stock options that were outstanding on the record date and unexercised on April 11, 2005, were converted to eCOST.com stock options based on a ratio equal to 1.2071 for each PC Mall option. This resulted in the issuance to PC Mall option holders of 2,715,552 eCOST.com options under the Company’s 2004 Stock Incentive Plan.

The following table summarizes information about the options that were issued to PC Mall option holders in conjunction with the spin-off from PC Mall as of June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.44 to $0.99	599,000	4.7	$0.82	591,000	$0.82
$1.00 to $1.99	608,000	6.7	$1.34	492,000	$1.32
$2.00 to $4.99	378,000	5.3	$3.28	335,000	$3.30
$5.00 to $7.99	780,000	9.0	$7.13	255,000	$7.14
$8.00 to $11.41	141,000	9.0	$9.17	33,000	$8.77

	2,506,000	6.9	$3.75	1,706,000	$2.55

In July 2005, the Company granted options to purchase an aggregate of 732,500 shares of common stock under the Company’s 2004 Stock Incentive Plan to employees and non-employee directors at an exercise price of $3.68 per share. 25% of the shares of common stock under each option grant vest after one year, and the remainder of the shares vest in equal quarterly installments over the ensuing three-year period.

4. Income Taxes

At March 31, 2005, the Company reported net deferred tax assets of approximately $6,500, which consisted primarily of net operating loss carryforwards. The Company assesses the recoverability of deferred tax assets and the need for a valuation allowance on an ongoing basis. In making this assessment, management considers all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that all of the net deferred assets will be realized in future periods. This assessment requires significant judgment and is based upon a number of factors including recent operating results, estimates involving projections of future taxable income, the nature of current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the availability of deferred tax assets.

During 2003, the Company released the valuation allowance based on an assessment of both positive and negative evidence with respect to its ability to realize its deferred tax benefits. Specifically, management considered current forecasts and projections supporting the future utilization of its deferred tax benefits, the Company’s recent operating results and the fact that net operating losses were not limited with respect to their utilization and are available over a remaining carryover period of approximately 15 to 18 years.

Over the latter half of fiscal 2004 and into the first half of 2005, the Company has incurred significant operating losses which to some extent have been driven by costs and expenses associated with the Company’s IPO and spin-off from its former Parent. The Company has revised its forecasts which has deferred the timing of profitability and this has caused greater uncertainty with respect to the Company’s ability to generate sufficient taxable income necessary to utilize its deferred tax assets. As required under the provisions of SFAS 109, Accounting for Income Taxes, management has evaluated both positive and negative evidence to determine whether the utilization of the deferred tax assets is more likely than not. Given the Company’s recent losses incurred and quarterly trend of operating losses and the inherent risk and uncertainty associated with its forecasts and projections, management has determined that under the criteria of SFAS 109 it is not more likely than not that its deferred tax assets will be realized. Accordingly, the Company recorded a full valuation allowance against its net deferred tax assets as of June 30, 2005, which resulted in a tax provision in the quarter of $6,500. Management will continue to monitor all available evidence in accounting for this estimate and evaluate it on an ongoing basis.

5. Commitments and Contingencies

Leases

The Company subleases office space from its former Parent as more fully described in Note 7. Additionally, the Company leases 164,000 square feet for its fulfillment center in Memphis, Tennessee along with related warehouse equipment. Minimum annual rentals under such leases at June 30, 2005 are described below.

The following table sets forth the Company’s future contractual commitments as of June 30, 2005 (in thousands):

	Payment Due By Period
	Total	6 months remaining 2005	2006	2007	2008	2009	2010	Thereafter
Operating leases	$2,964	$213	$580	$621	$515	$515	$481	$39
Service agreements with the former Parent	582	262	320	—	—	—	—	—
Employment agreements	242	242	—	—	—	—	—	—

Total	$3,788	$717	$900	$621	$515	$515	$481	$39

Consignment Inventory

As of June 30, 2005, there was $966 of unsold consigned inventory from the former Parent which the Company is committed to purchase at the former Parent’s option.

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

6. Commercial Lines of Credit

Prior to the IPO, the Company was a co-borrower with joint and several liability with PC Mall and certain of its other subsidiaries (the “Borrowing Group”) under an asset-based revolving credit facility (the “Parent Commercial Line of Credit”) and a Term Note. The Company did not directly utilize proceeds from the facility and effective upon the closing of the Company’s IPO, was released from all of its obligations. Because the Company was legally a borrower under the Parent Commercial Line of Credit and the Term Note, the entire Parent obligation is reflected in the financial statements for periods prior to the IPO with equal amounts of interest income and expense recognized in the accompanying Statements of Operations.

The Company has an asset-based line of credit of up to $15,000 with a financial institution, which is collateralized by substantially all of its assets. The credit facility functions as a working capital line of credit with the Company’s borrowings restricted to a percentage of its inventory and accounts receivable. Outstanding amounts under the facility bear interest initially at the prime rate plus 0.25%. Beginning in 2006, outstanding amounts under the facility will bear interest at rates ranging from the prime rate to the prime rate plus 0.5%, depending on the Company’s financial results. The credit facility contains standard terms and conditions customarily found in similar facilities offered to similarly situated borrowers and has as its sole financial covenant a minimum tangible net worth requirement. As of June 30, 2005, the Company is in compliance with its sole financial covenant. The credit facility will mature in March 2007. As of June 30, 2005, the Company had no borrowings under its asset-based line of credit.

7. Transactions with Affiliate

Since inception, the Affiliate has provided various services such as administration, warehousing and distribution, information technology and use of its facilities to the Company. Immediately prior to the closing of the IPO, the Company entered into fixed-term, fee agreements with the Affiliate to provide for these services. The inventory management and order fulfillment agreement terminated upon completion of the spin-off. The Affiliate continues to provide the Company with information systems support, usage of telecommunications systems, hardware and software systems and other information technology services under an agreement with a term of two years expiring in September 2006, which either party may terminate with six months prior notice. The administrative services agreement which expires in August 2005 was amended effective as of the date of the spin-off to reduce the fees and scope of services.

Direct and allocated costs charged from the Affiliate included in the accompanying statements of operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Cost of goods sold (including cost of products, shipping and fulfillment)	$20,054	$32,629	$69,024	$64,507
Selling, general and administrative expenses	286	665	823	1,070

As of June 30, 2005, the Company had a net receivable from the Affiliate of $638, and a payable due to the Affiliate of $871 which is included in accounts payable, for purchases of inventory.

In addition, the Company had consignment inventory of $966 as of June 30, 2005, which is not reflected in the Balance Sheet as title of the inventory had not passed from the Affiliate at that date. Under agreement, the Affiliate has the right to exercise a put option for the value of this inventory, as discussed in Note 5.

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

Overview

We are a leading multi-category online discount retailer of high quality new, close-out and refurbished brand-name merchandise. We currently offer over 100,000 products in twelve merchandise categories, including computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games, travel, bed and bath, apparel and accessories, licensed sports gear and cellular/wireless. We appeal to a broad range of consumer and small business customers through what we believe is a unique and convenient buying experience offering two shopping formats: every day low price and our proprietary Bargain Countdown™. This combination of shopping formats helps attract value-conscious customers looking for high quality products at low prices to our eCOST.com website. Additionally, we offer a fee-based membership program to develop customer loyalty by providing subscribers exclusive access to preferential offers. We also provide rapid response customer service utilizing a strategically located distribution center and third-party fulfillment providers, as well as customer support from online and on-call sales representatives. We offer suppliers an efficient sales channel for merchandise in all stages of the product life cycle. We carry products from leading manufacturers such as Apple, Canon, Citizen, Denon, Hewlett-Packard (“HP”), Nikon, Onkyo, Seiko and Toshiba and have access to a broad and deep selection of merchandise, including new, deeply discounted close-out and refurbished merchandise.

We were incorporated in Delaware in February 1999, as a wholly-owned subsidiary of PC Mall, Inc. In September 2004, we completed an initial public offering of 3,465,000 shares of our common stock, leaving PC Mall with ownership of approximately 80.2%. On April 11, 2005, PC Mall distributed its remaining ownership interest in our company to its common stockholders by means of a special dividend.

Basis of Presentation

Our financial statements for the three and six months ended June 30, 2004 have been derived from the consolidated financial statements and accounting records of PC Mall, in which we have been reported as a separate segment, using the historical results of operations and historical basis of assets and liabilities of our business. The statements of operations for the three and six months ended June 30, 2004 include expense allocations for certain corporate functions historically provided to us by PC Mall, including administrative services (accounting, human resources, tax services, legal and treasury), inventory management and order fulfillment, credit card processing, information systems operation and administration, advertising services, and use of office space. These allocations were made on a specifically identifiable basis or using the relative percentages, as compared to PC Mall’s other businesses, of net sales, payroll, net cost of goods sold, square footage, headcount or other. We have not made a determination of whether these expenses were comparable to those that could have been obtained from an unrelated third party. In connection with our IPO, we entered into agreements with the Affiliate to provide similar services under a fee arrangement for a specific term and these services included inventory management and fulfillment through date of distribution, administrative services such as accounting through date of distribution, human resources, payroll and information services. The scope and cost of some of these services was reduced commensurate with the spin-off. The financial results for the three and six months ended June 30, 2005 reflect these contractual service arrangements.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates, and we include any revisions to our estimates in our results for the period in which the actual amounts become known. We believe the critical accounting policies and those that require more significant judgments and estimates used in the preparation of our financial statements are described below. In addition to the disclosures provided in this Form 10-Q Quarterly Report, specific risks for these critical accounting policies are described in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Revenue Recognition. We adhere to the revised guidelines and principles of sales recognition described in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Under SAB 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for the sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Under these guidelines, we recognize a majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, upon receipt of the product by the customer. For all product sales shipped directly from suppliers to customers, we are the primary obligor in the transaction, and we take title to the products sold upon shipment, bear credit risk, and bear inventory risk for returned products that are not successfully returned to suppliers; therefore, we recognize these revenues as gross sales. Sales are reported net of estimated returns and allowances, coupon redemptions, credit card fraud and chargebacks, all of which are estimated based upon recent historical information such as return and redemption rates, and fraud and chargeback experience. Management also considers any other current information and trends in making estimates. Our coupon redemptions are based upon the quantity of eligible orders transacted during the period and the estimated redemption rate, using historical experience rates for similar products or coupon amounts. Estimated redemption rates and the related coupon expense and liability are regularly adjusted as actual coupon redemptions for the programs are processed. If sales returns, allowances, discounts, coupon redemptions, credit card fraud and chargebacks are greater than estimated by management, additional expense may be incurred. Additionally, our revenues include commissions for travel and cellular/wireless services and products provided under arrangement with third party providers for customers who link through our eCOST.com website.

Allowance for Doubtful Accounts Receivable. We maintain an allowance for doubtful accounts receivable based upon estimates of future collection. We extend credit to our business customers based upon an evaluation of each business customer’s financial condition and credit history, and generally do not require collateral. Our business customers’ financial conditions and credit and payment histories are evaluated in determining the adequacy of our allowance for doubtful accounts. If our estimated allowances for uncollectible accounts subsequently prove insufficient, additional allowance may be required.

Reserve for Inventory Obsolescence. We maintain allowances for the valuation of inventory by estimating the obsolete or unmarketable inventory based on the difference between inventory cost and market value determined by general market conditions, nature, age and type of each product. If the inventory reserve subsequently proves insufficient, additional inventory write-downs may be required, which would be recorded as an increase in cost of goods sold.

Income Taxes. PC Mall will file a consolidated federal income tax return and a combined state income tax return that will include our operating results for year ended December 31, 2005. This will no longer be the practice after this year end. We account for income taxes under the liability method, under which we determine deferred income taxes by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial reporting amounts of our existing assets and liabilities. We assess the recoverability of deferred tax assets and the need for a valuation allowance on an ongoing basis. In making this assessment, we consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that all of our net deferred assets will be realized in future periods. This assessment requires significant judgment and estimates involving projections of future taxable income, cumulative losses, the nature of current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the availability of deferred tax assets. During 2003, based on an assessment of both positive and negative evidence, we concluded that it was more likely than not that all of the net deferred assets would be realized in future periods and therefore released the valuation allowance. Specifically, we considered forecasts and projections supporting the future utilization of deferred tax benefits, our prior operating results and the fact that net operating losses were not limited with respect to their utilization and were available over a remaining carryover period of approximately 15 to 18 years. At June 30, 2005, net deferred tax assets were approximately $6.5 million, which comprised primarily net operating loss carryforwards. Over the latter half of fiscal 2004 and into the first half of 2005, we have incurred operating losses which have been driven by lower sales and costs and expenses associated with our September 2004 IPO, including stock-based compensation charges, and costs and expenses associated with the April 2005 spin-off from PC Mall. Given the losses incurred, the recent quarterly trend, the revised forecasts deferring the timing of profitability and the inherent uncertainty of the forecast and projections, we have concluded that it is appropriate to fully provide for a valuation allowance against the net operating losses and have correspondingly reduced our deferred tax asset by recording a tax provision of $6.5 million for the three months ended June 30, 2005.

Our Relationship with and Separation from PC Mall

As a subsidiary of PC Mall, we were allocated a charge for services provided by PC Mall, including administrative services (accounting, human resources, tax services, legal and treasury), inventory management and order fulfillment, credit card processing, information systems operation and administration, advertising services, and use of office space. Immediately prior to the closing of the IPO, we entered into fixed-term, fee agreements with the Affiliate to provide for these services and, commensurate with the distribution, reduced the scope of some of these services. The administrative services agreement was amended effective as of the date of the spin-off to reduce the scope of services and monthly fees and expires in August 2005. The Affiliate provides us with information systems usage of telecommunications systems and hardware and software systems, information technology services and related support services under an agreement with a term of two years expiring in September 2006, which either party may terminate with six months prior notice. The inventory management and order fulfillment agreement terminated upon completion of the spin-off. Additionally, we entered into certain product purchase arrangements with PC Mall which afforded us the facility for a limited time, to procure certain products from PC Mall under agreed contractual terms.

Results of Operation

Consumer sales represented 58% and 60% of our total net sales for the three months ended June 30, 2005 and 2004, respectively. Business sales represented 42% and 40% of our total net sales for the three months ended June 30, 2005 and 2004, respectively. No single customer accounted for more than 3% of our total net sales for the six months ended June 30, 2005. Our revenue is dependant in part on sales of HP and HP-related products which represented 27% of our net sales in 2004 and 24% of our net sales for the six months ended June 30, 2005. We also generate commission-based revenue for certain products and other marketing and promotional services generated through our eCOST.com website. We use third party fulfillment providers to supply the travel services (such as flights, hotels and rental cars), downloadable software and cellular phones and service. For these products and services, we do not have inventory risk or pricing control and do not provide customer service. Therefore, for these sales we are not considered to be the primary obligor, and record only our commission as revenue. We believe there is a certain level of seasonality in our business, reflecting fluctuations in online commerce and the general pattern of peak sales for the retail industry during the holiday shopping season.

We believe that the principal drivers of our revenue consist of the average order value placed by our customers, the number of orders placed by both existing and new customers, special offers we make available that result in incremental orders, our ability to attract new customers and advertising that impacts the aforementioned drivers of our revenue. Our net sales have declined sequentially for the last three quarters, primarily as a result of seasonality, declines in the number of orders placed, less efficient advertising and fulfillment center issues. Our ability to achieve profitability and maintain liquidity is substantially dependant on improving gross margins and improving sales.

Cost of goods sold primarily consists of the cost of the product, inbound and outbound shipping, and fixed and variable fulfillment costs charged to us by PC Mall through April 11, 2005 and directly incurred by us through the utilization of our Memphis distribution facility. Cost of goods sold is reduced by certain vendor consideration, such as market development funds and co-op advertising funds, which have been sold by our vendor marketing team. For the three months ended June 30, 2005 and 2004, we derived approximately 82% and 89%, of our net sales, respectively, from products sold out of our own inventory or purchased from PC Mall through April 11, 2005 and we purchased the remaining inventory from virtual warehouse distribution suppliers.

Our gross profit margins are impacted by a number of factors. Product margins are typically lower for business sales than for consumer sales and are also affected by the category of merchandise. Gross profit margin may vary depending on various additional factors, including the introduction of new product categories, the mix of sales among our product categories, pricing of products by our vendors, fluctuations in key vendor support programs and price protection, pricing strategies, promotional programs including freight, market conditions, packaging, excess and obsolete inventory charges, and other factors.

Selling, general and administrative (“SG&A”) expenses consist primarily of advertising expenses, including online marketing activities and the costs of catalog production; personnel costs; fixed costs, such as rent, common area maintenance and depreciation; variable costs, such as credit card processing charges and bad debt expenditures; legal and accounting fees; administrative service fees from affiliates of PC Mall; and other costs. As a result of our IPO and our recent spin-off from PC Mall, we have incurred and expect that we will continue to incur additional general and administrative expenses related to operating as a stand-alone public company, such as increased legal and accounting expenses, increased executive compensation, personnel and employee benefit costs; investor relations costs; non-employee director costs and higher insurance premiums.

Selected Operating Data

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Total customers (1)	1,287,321	860,497	1,287,321	860,497
Active customers (2)	536,172	337,190	536,172	337,190
New customers (3)	75,202	71,103	198,985	144,088
Number of orders (4)	122,753	117,168	313,395	236,360
Average order value (5)	$352	$341	$321	$337
Advertising expense (6)	$1,467,000	$1,194,000	$3,477,000	$2,500,000

(1)	Total customers have been calculated as the cumulative number of customers for which orders have been taken from our inception to the end of the reported period.

(2)	Active customers consist of the number of customers who placed orders during the 12 months prior to the end of the reported period.

(3)	New customers represent the number of persons that established a new account and placed an order during the reported period.

(4)	Number of orders represents the total number of orders shipped during the reported period (not reflecting returns).

(5)	Average order value has been calculated as gross sales divided by the total number of orders during the period presented. The impact of returns is not reflected in average order value.

(6)	Advertising expense includes the total dollars spent on advertising during the reported period, including Internet, direct mail, print and e-mail advertising, as well as customer list enhancement services.

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Net Sales. Net sales for the three months ended June 30, 2005 were $41.0 million, an increase of $2.2 million, or 6%, over the comparable prior year period. The sales increase was primarily due to growth of 14% in business sales and 3% increase in consumer sales. The sales growth was driven by an increase of 60% in active customers and 5% growth in number of orders. Primary changes in product categories include computers, up approximately $3.4 million; home electronics, up approximately $2.0 million and digital imaging, down approximately $1.9 million from the comparable prior year period.

Gross Profit. Gross profit for the three months ended June 30, 2005 was $2.7 million, a decrease of $1.0 million, or 27% over the comparable prior year period. The decrease in gross profit resulted from the increased costs of running our own distribution center, increased freight costs and increased customer returns, partially offset by an increase in sales. Gross profit as a percentage of sales decreased to 6.7% from 9.7% in the comparable prior year period, primarily due to the result of a higher proportion of sales to business customers which carry lower gross margins than consumer sales, increased freight costs, and the fulfillment operation issues cited above. Gross profit may be influenced from period to period by changes in vendor support programs (including price protection, rebates and return policies), product mix, pricing strategies, competition and other factors.

Selling, General and Administrative Expenses. SG&A expenses for the three months ended June 30, 2005 were $5.7 million, an increase of $1.9 million, or 51% over the comparable prior year period. The increase was primarily due to additional personnel costs of $1.2 million and additional administrative costs of $0.3 million, with both increases related to operating as a stand-alone company, and an increase of $0.3 million in advertising costs. As a percentage of net sales, SG&A expenses for the three months ended June 30, 2005 were 13.9%, versus 9.7% in the comparable prior year period. The increase in SG&A expenses as a percentage of net sales was primarily due to the increased personnel costs of 2.7%, advertising increase of 0.6% and the increased administrative costs which accounted for 0.8%. The additional administrative costs were primarily attributable to higher insurance costs.

Interest Income. Interest income for the three months ended June 30, 2005 reflects interest earned on the investment of our net IPO proceeds in investment-grade, interest-bearing, marketable securities. “Interest expense-PC Mall commercial line of credit” is offset in the reported period by “Interest income-PC Mall commercial line of credit.” These amounts were calculated based on the monthly applicable prime rate multiplied by the cumulative balance due to PC Mall, net of approximately one month’s inventory purchases (to approximate standard vendor terms).

Income Tax Provision. We recorded income tax provisions for the three months ended June 30, 2005 and 2004 of $6.5 million and $3,000, respectively. Under FAS 109, we continuously evaluate whether the utilization of our deferred tax assets is more likely than not. Based upon the review of both positive and negative evidence, we provided a valuation allowance of $6.5 million against our net operating losses included in our deferred tax asset. We will continue to evaluate this asset on an ongoing basis. The tax provision in June 30, 2004 was calculated utilizing an effective tax rate of 39.4%.

Net Income (Loss). Our net loss was $9.4 million, or $0.54 per share, for the three months ended June 30, 2005, compared to net income of $5,000, or $0.00 per share, for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Net Sales. Net sales for the six months ended June 30, 2005 were $96.1 million, an increase of $19.1 million, or 25%, over the comparable prior year period. The sales increase was primarily the result of an increase of 59% in our twelve months active customers from the same period last year and an increase of 32% in the number of orders. Sales to business customers, assigned to a relationship manager, increased 36% over the comparable prior year period and consumer sales grew 23% over the same prior year period. Product categories experiencing the most significant change were computers, up approximately $11.2 million, and home electronics, up approximately $6.3 million over the comparable prior year period. Our net sales in the second quarter decreased $14.1, or 26%, from the first quarter. This sequential decrease was primarily due to a 36% decrease in the number of orders, partially offset by increased average order value. Our number of new customers also decreased 39% from prior quarter.

Gross Profit. Gross profit for the six months ended June 30, 2005, was $6.5 million, a decrease of $0.8 million, or 10.4% over the comparable prior year period. The decrease in gross profit resulted from the additional costs of running our own distribution center, the increase in customer returns and additional freight costs. Gross profit as a percentage of sales decreased to 6.7% from 9.4% in the comparable prior year period, primarily due to the result of a higher proportion of sales to business customers, which carry lower gross margins than consumer sales, increased freight costs, and the fulfillment operation issues cited above. Gross profit may be influenced from period to period by changes in vendor support programs (including price protection, rebates and return policies), product mix, pricing strategies, competition and other factors.

Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 2005 were $12.3 million, an increase of $5.0 million, or 70% over the comparable prior year period. The increase was primarily due to additional personnel costs of $2.3 million related to operating as a stand-alone company, increased administrative expenses of $1.3 million which includes additional consulting costs of audit fees and legal expenses, insurance and an increase of $1.0 million in advertising costs. As a percentage of net sales, SG&A expenses in the six months ended June 30, 2005 were 12.8% compared to 9.4% in the comparable prior year period. The increase in SG&A expenses as a percentage of net sales was primarily due to the increase in personnel costs of 2%, increase in advertising costs equal to 0.4% and increase in administrative costs which accounted for 1%.

Interest Income or Expense. Interest income for the six months ended June 30, 2005 reflects interest earned on the investment of our net IPO proceeds in investment-grade, interest-bearing, marketable securities. “Interest expense-PC Mall commercial line of credit” is offset in the reported period by “Interest income-PC Mall commercial line of credit.” These amounts were calculated based on the monthly applicable prime rate multiplied by the cumulative balance due to PC Mall, net of approximately one month’s inventory purchases (to approximate standard vendor terms).

Income Tax Provision. We recorded an income tax provision for the six months ended June 30, 2005 of $5.4 million and a tax benefit of $10,000 for the six months ended June 30, 2004. Under FAS 109, we continuously evaluate whether the utilization of our deferred tax assets is more likely than not. Based upon the review of both positive and negative evidence, we provided a valuation allowance of $6.5 million against our net operating losses included in our deferred tax assets in June 2005. This offsets the prior tax benefit recorded in March, 2005 of $1.1 million, included in our deferred tax asset. We will continue to evaluate this asset on an ongoing basis. The tax benefit in June 30, 2004 was calculated utilizing an effective tax rate of 40.5%.

Net Loss. Our net loss was $11.1 million, or $0.63 per share, for the six months ended June 30, 2005 compared to a net loss of $15,000, or $(0.00) per share, for the six months ended June 30, 2004.

Liquidity and Capital Resources

Historically, our primary sources of financing have come from cash flows from operations and investments from PC Mall. Prior to our IPO in September 2004, we participated in PC Mall’s cash management program whereby our trade cash receipts were handled by PC Mall and swept daily from our account with such cash re-advanced by PC Mall for our working capital needs. In April 2004, PC Mall extended a line of credit to us of up to $10.0 million for necessary working capital requirements, which obligation terminated upon completion of our IPO. In September 2004, we completed an initial public offering of 3,465,000 shares of our common stock, which yielded net proceeds of $16.7 million after underwriting discounts, commissions and offering expenses. Since the completion of our IPO, we have performed our own cash management functions.

The following table sets forth elements of our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2005	2004
Net cash used in operating activities	$(8,254)	$(1,182)
Net cash provided by (used in) investing activities	5,525	(3)
Net cash provided by financing activities	234	1,185

The primary factors that affected our cash flow from operations were our year-to-date operating losses and increases in our inventory and receivables balances, offset by higher payables and accrued expenses. We expect a net usage of cash in operating activities for the next twelve months.

Accounts receivable, which include trade, credit card and vendor receivables, increased to $3.8 million at June 30, 2005, from $2.0 million at December 31, 2004, primarily due to additional receivables billed under our cooperative vendor marketing programs. These vendor marketing programs had previously been combined with PC Mall who billed, collected and allocated us a proportionate share of this income but retained the credit risk. Inventories, which include products purchased for resale, net of provision, and product shipped but not yet received by our customers, increased to $10.7 million at June 30, 2005, from $1.8 million at December 31, 2004, reflecting the stocking of product at our warehouse as we assumed responsibility for order fulfillment in conjunction with the spin-off. Accounts payable increased to $8.4 million at June 30, 2005, from $0.8 million at December 31, 2004 as we began purchasing inventory directly from product vendors subsequent to the spin-off.

We have an asset-based line of credit of up to $15 million with a financial institution, which is secured by substantially all of our assets. Borrowings under the facility are limited to a percentage of our inventory and accounts receivable. Outstanding amounts under the facility bear interest initially at the prime rate plus 0.25%. Beginning in 2006, outstanding amounts under the facility will bear interest at rates ranging from the prime rate to the prime rate plus 0.5%, depending on our financial results. The credit facility contains standard terms and conditions customarily found in similar facilities offered to similarly situated borrowers. The credit facility limits our ability to make acquisitions above pre-defined dollar thresholds, requires us to use the proceeds from any future stock issuances to repay outstanding amounts under the facility, and has as its sole financial covenant a minimum tangible net worth requirement. As of June 30, 2005, we are in compliance with our sole financial covenant. The credit facility will mature in March 2007. As of June 30, 2005, we had no borrowings under our asset-based line of credit.

Although we can not provide any assurances, we believe that current working capital, together with cash flows from operations and borrowings available under our credit facility will be adequate to support our current operating plans for the next 12 months. However, our need for cash is dependant on our operating activities and if we do not maintain or increase sales or control expenses we will require additional cash. We will continue to evaluate our liquidity on an ongoing basis and may decide to pursue additional financing dependant upon the cost, terms and availability of funds. There is no assurance that such additional financing will be available. If it is available, it may be senior to our common stock and dilutive to shareholders.

Contractual Obligations

The following table sets forth our future contractual obligations and other commercial commitments as of June 30, 2005 (in thousands):

	Payment Due By Period
	Total	6 months remaining 2005	2006	2007	2008	2009	2010	Thereafter
Operating leases	$2,964	$213	$580	$621	$515	$515	$481	$39
Service agreements with PC Mall	582	262	320	—	—	—	—	—
Employment agreements	242	242	—	—	—	—	—	—

Total	$3,788	$717	$900	$621	$515	$515	$481	$39

At the IPO, we entered into agreements with PC Mall for a variety of services such as administrative services, office space, inventory management and order fulfillment, information systems operation and administration, employee benefits, intellectual property matters, and other ongoing relationships. Our inventory management and order fulfillment agreement expired upon completion of the spin-off on April 11, 2005. The administrative services agreement was amended and reduced in scope and fees in March 2005 and expires in August 2005. PC Mall continues to provide us with information systems support, usage of telecommunications systems, hardware and software systems and other information technology services under an agreement which expires in September 2006 or which either party may terminate with six months prior notice. A more detailed discussion of these agreements with PC Mall is contained under the heading “Certain Relationships and Related Transactions” in our Annual Report on Form 10-K/A for year the ended December 31, 2004.

In January 2005, we signed a lease for our own fulfillment center located in Memphis, Tennessee. We took occupancy in April 2005 and are committed under a lease term of 70 months. The amortized lease expense commenced in April and our aggregate payment obligations over the next twelve months are $310,000. In addition, we lease certain warehouse equipment used in operations at the Memphis fulfillment center.

On May 19, 2005 we entered into a Consignment and Product Sales Agreement with PC Mall for inventory to be consigned at our warehouse. Under such agreement PC Mall has the right to require the Company to purchase all or any portion of the consigned inventory upon delivery of a put notice. As of June 30, 2005 there was $966,000 of unsold consigned inventory from PC Mall which we are committed to purchase at PC Mall’s option.

Inflation

Inflation has not had a material impact upon operating results, and we do not expect it to have such an impact in the near future. There can be no assurances, however, that our business will not be so affected by inflation.

RISK FACTORS

This report, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. We face a number of risks and uncertainties which could cause actual results or events to differ materially from those contained in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to those discussed below.

Risks Relating to Our Business

We may not be able to achieve or maintain profitability.

We have reported a net loss for the quarter ended June 30, 2005 of $9.4 million and had an accumulated deficit of $22.3 million at June 30, 2005. We do not expect to achieve profitability until at least 2006 and may not be able to achieve or maintain profitability on a quarterly or annual basis. Our ability to achieve or maintain profitability depends on a number of factors, including our ability to:

•	reduce the decline in our sales that have occurred over the last three quarters;

•	maintain or increase sales in the future;

•	maintain vendor relationships, procure merchandise and fulfill orders in an efficient manner; and

•	control costs.

We may need additional financing and may not be able to raise additional financing on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders.

We anticipate that we may need to raise additional capital in the future. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will experience dilution of their ownership interests. Our agreements with PC Mall will limit our ability to issue our equity securities in the future without PC Mall’s consent for up to three years following the distribution. For a description of these limitations, please see “Risks Relating to our Relationship with PC Mall.” Our failure to obtain additional financing or our inability to obtain financing on acceptable terms could require us to incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute the ownership interests of existing stockholders, scale back our operations, or fail to address opportunities for expansion or enhancement of our operations.

Our operating results are difficult to predict and may adversely affect our stock price.

Our operating results have fluctuated in the past and are likely to vary significantly in the future based upon a number of factors, many of which we cannot control. We operate in a highly dynamic industry and future results could be subject to significant fluctuations. These fluctuations could cause us to fail to meet or exceed financial expectations of investors, which could cause our stock price to decline rapidly and significantly. Revenue and expenses in future periods may be greater or less than revenue and expenses in the immediately preceding period or in the comparable period of the prior year. Therefore, period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. Some of the factors that could cause our operating results to fluctuate include:

•	price competition that results in lower sales volumes, lower profit margins, or net losses;

•	fluctuations in coupon redemption rates;

•	the amount and timing of advertising and marketing costs;

•	our ability to successfully implement new technologies or software systems;

•	changes in the number of visitors to our website or our inability to convert those visitors into customers;

•	technical difficulties, including system or Internet failures;

•	fluctuations in the demand for our products or overstocking or understocking of our products;

•	management of our fulfillment center;

•	fluctuations in shipping costs, particularly during the holiday season;

•	economic conditions generally or economic conditions specific to the Internet, online commerce, the retail industry or the mail order industry;

•	changes in the mix of products that we sell; and

•	fluctuations in levels of inventory theft, damage or obsolescence.

If we fail to successfully manage or expand our inventory management and order fulfillment operations, we may be unable to meet customer demand for our products and may incur higher expenses or additional costs.

Our order fulfillment and distribution operations are located in Memphis, Tennessee. PC Mall provided inventory management and order fulfillment services to us until the completion of the spin-off in April 2005. In January 2005, we signed a lease for our own distribution facility located near the FedEx main hub in Memphis, Tennessee and commenced operations in this facility in April 2005. Any failure to manage our inventory and order fulfillment operations could seriously disrupt our operations and cause us to be unable to meet customer demand for our products. We could incur higher fulfillment expenses than anticipated or incur additional costs as a result of many factors including lost, damaged or mis-shipped inventories.

If we fail to accurately predict our inventory risk, our margins may decline as a result of write-downs of our inventory due to lower prices obtained from older or obsolete products.

Some of the products we sell on our website are characterized by rapid technological change, obsolescence and price erosion (for example, computer hardware, software and consumer electronics), and because the distribution center may sometimes stock large quantities of particular types of inventory, inventory reserves may be required or may subsequently prove insufficient, additional inventory write-downs may be required.

Our ability to offer a broad selection of products at competitive prices is dependent on our ability to maintain existing and build new relationships with manufacturers and vendors. We do not have long-term agreements with our manufacturers or vendors and some of our manufacturers and vendors compete directly with us.

We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources, all of whom we consider our vendors. We have historically relied on PC Mall for substantially all of our vendor relationships. During 2004, we offered products on our website from over 1,000 third-party manufacturers. We do not have any long-term agreements with any of these vendors. Any agreements with vendors governing our purchase of products are generally terminable by either party upon 30 days’ notice or less. In general, we agree to offer products on our website and the vendors agree to provide us with information about their products and honor our customer service policies. As we have recently transitioned to performing inventory management and order fulfillment functions on our own, we will need to continue to build our own relationships with vendors and obtain favorable product pricing and vendor consideration. If we do not maintain relationships with vendors on acceptable terms, including favorable product pricing and vendor consideration, we may not be able to offer a broad selection of products or continue to offer products at competitive prices, and customers may refuse to shop at our website. In addition, some vendors may decide not to offer particular products for sale on the Internet, and others may avoid offering their new products to retailers such as us who offer a mix of close-out and refurbished products in addition to new products. From time to time, vendors may terminate our right to sell some or all of their products, change the applicable terms and conditions of sale or reduce or discontinue the incentives or vendor consideration that they offer us. Any such termination or the implementation of such changes could have a negative impact on our operating results. Additionally, some products are subject to manufacturer or distributor allocation, which limits the number of units of those products that are available to us and other resellers.

Our revenue is dependent in part on sales of HP and HP-related products, which represented 21% of our net sales in 2003 and 27% in 2004.

We are dependent on the success of our advertising and marketing efforts, which are costly and may not achieve desired results, and on our ability to attract customers on cost-effective terms.

Our revenues depend on our ability to advertise and market our products effectively. Increases in the costs of advertising and marketing, including costs of online advertising, paper and postage costs, costs and fees of third-party service providers and the costs of complying with applicable regulations, may limit our ability to advertise and market our business without impacting our profitability. If our advertising and marketing efforts prove ineffective or do not produce a sufficient level of sales to cover their costs, or if we decrease our advertising or marketing activities due to increased costs, restrictions enacted by regulatory agencies or for any other reason, our revenues and profit margins may decrease. Our success depends on our ability to attract customers on cost-effective terms. We have relationships with online services, search engines, shopping engines, directories and other websites and e-commerce businesses through which we provide advertising banners and other links that direct customers to our website. We expect to rely on these relationships as significant sources of traffic to our website and to generate new customers. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers on a cost-effective basis could be harmed. In addition, certain of our existing online marketing agreements require us to pay fixed placement fees or fees for directing visits to our website, neither of which may convert into sales.

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

Prior to the completion of the distribution, PC Mall accounted for our business for financial reporting purposes as a segment within its consolidated financial statements. The historical financial information we have included in this report does not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity and not part of PC Mall’s consolidated group during the periods presented. The historical costs and expenses reflected in our financial statements include charges for certain corporate functions historically provided by PC Mall, including administrative services (accounting, human resources, tax services, legal and treasury), inventory management and order fulfillment, credit card processing, information systems operation and administration, advertising services and use of office space. These allocated charges were based on what was considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. We have not made a determination of whether these expenses are comparable to those we could have obtained from an unrelated third party. The historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. Charges include, for instance, increased costs for leases, senior management, insurance, technology software and support, employee benefits, financing and increased costs associated with being a publicly traded, stand-alone company.

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

Our business is moderately seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a larger portion of our revenues occur during our first and fourth fiscal quarters. We believe that our historical revenue growth makes it difficult to predict the effect of seasonality on our future revenues and results of operations. In anticipation of increased sales activity during the first and fourth quarter, we incur additional expenses, including higher inventory and staffing costs. If sales for the first and fourth quarter do not meet anticipated levels, then increased expenses may not be offset which could decrease our profitability. If we were to experience lower than expected sales during our first or fourth quarter, for any reason, it would decrease our profitability.

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

We may be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports on a timely basis or prevent financial fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

It is our policy not to enter into derivative financial instruments. We do not have any significant foreign currency exposure since we do not transact business in foreign currencies. Therefore, we do not have significant overall currency exposure at June 30, 2005.

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

On August 27, 2004, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-115199). The Registration Statement covered the sale of 3,465,000 shares of our common stock at an offering price of $5.80 per share, which was completed on September 1, 2004. Our net proceeds of the offering were $16.7 million, after deducting underwriting discounts and commissions and our offering expenses. Through June 30, 2005, approximately $2 million of the net proceeds have been used for capital expenditures and approximately $8 million for working capital.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on June 30, 2005, our stockholders voted with respect to the following matters:

•	To elect five Directors to serve until the 2006 annual meeting of stockholders and until their successors are elected and qualified.

Name	Votes Received	Votes Withhold
Mr. Gary Guy	13,703,290 shares	1,251,482 shares
Mr. Adam Shaffer	13,516,639 shares	1,438,133 shares
Mr. S. Keating Rhoads	14,377,492 shares	577,280 shares
Mr. Mark Timmerman	13,415,519 shares	1,539,253 shares
Mr. Michael Weller	14,515,479 shares	439,293 shares

•	To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2005.

For	14,785,756 shares
Against	73,905 shares
Abstain	95,111 shares
Broker Non-Votes	0 shares

Neither our certificate of incorporation nor our bylaws require that the stockholders ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm. We have done so because we believe it is a matter of good corporate practice. Although the stockholders have ratified the appointment of PricewaterhouseCoopers LLP, the Board and the Audit Committee in their discretion may change the appointment at any time during the year if they determine that such change would be in the best interests of eCOST.com and our stockholders.

Item 6.	EXHIBITS

Exhibit Number		Description
2.1		Master Separation and Distribution Agreement, dated September 1, 2004 (included as Exhibit 10.1 hereto) (4)

3.1		Amended and Restated Certificate of Incorporation (1)

3.2		Amended and Restated Bylaws (1)

10.1		Master Separation and Distribution Agreement, dated September 1, 2004 (4)

10.2		Tax Allocation and Indemnification Agreement, dated September 1, 2004 (4)

10.3		Employee Benefit Matters Agreement, dated September 1, 2004 (4)

10.4		Administrative Services Agreement, dated September 1, 2004 (4)

10.5		Product Sales, Inventory Management and Order Fulfillment Agreement, dated September 1, 2004 (4)

10.6		Information Technology Systems Usage and Services Agreement, dated September 1, 2004 (4)

10.7		AF Services Software License Agreement, dated September 1, 2004 (4)

10.8		Amended and Restated Sublease Agreement, dated September 1, 2004 (4)

10.9		Registration Rights Agreement with PC Mall, dated September 1, 2004 (4)

10.10		Registration Rights Agreement with Frank Khulusi, dated September 1, 2004 (4)

10.11	*	eCOST.com, Inc. 2004 Stock Incentive Plan and 2004 Non-employee Director Option Program (2)

10.12		Loan and Security Agreement with Congress Financial Corporation (Western), dated August 3, 2004 (3)

10.13		Form of Indemnification Agreement with directors and executive officers (4)

10.14	*	Form of Notice of Stock Option Award and Stock Option Award Agreement under 2004 Stock Incentive Plan (4)

10.15	*	Form of Notice of Stock Option Award and Stock Option Award Agreement for Non-employee Directors under 2004 Stock Incentive Plan (4)

31.1		Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2		Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1		Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	The referenced exhibit is a compensatory contract, plan or arrangement

(1)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on July 26, 2004.

(2)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on July 2, 2004.

(3)	Incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on August 3, 2004.

(4)	Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2005	eCOST.COM, INC.

	By:	/s/ Elizabeth Murray
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