Form 10-Q
period 2005-09-30
ECOST COM INC
filed 2005-11-14
CIK 1287503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2005

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐    No  ☒

There were 17,754,901 outstanding shares of common stock $0.001 par value, outstanding at November 10, 2005.

eCOST.com, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

eCOST.com, Inc.

BALANCE SHEETS

(in thousands, except share data)

	September 30, 2005 (unaudited)	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$6,290	$8,790
Short-term investments	—	7,000
Accounts receivable, net of allowance for doubtful accounts of $360 and $199 at September 30, 2005 and December 31, 2004, respectively	5,080	2,039
Inventories, net	6,737	1,794
Prepaid expenses and other current assets	894	263
Due from Affiliate, net	—	813
Deferred income taxes	—	883

Total current assets	19,001	21,582
Property and equipment, net	1,868	342
Deferred income taxes	—	4,467
Other assets	179	123

Total assets	$21,048	$26,514

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,015	$585
Accrued expenses and other current liabilities	3,208	2,635
Due to Affiliate, net	1,082	—
Deferred revenue	1,167	2,014

Total current liabilities	12,472	5,234

Total liabilities	12,472	5,234

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 17,747,133 and 17,465,000 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	18	17
Additional paid-in capital	34,152	33,834
Deferred stock-based compensation	(958)	(1,333)
Accumulated deficit	(24,636)	(11,238)

Total stockholders’ equity	8,576	21,280

Total liabilities and stockholders’ equity	$21,048	$26,514

The accompanying notes are an integral part of these financial statements.

eCOST.com, Inc.

STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net sales	$38,186	$43,397	$134,290	$120,389
Cost of goods sold	35,456	39,294	125,084	109,055

Gross profit	2,730	4,103	9,206	11,334
Selling, general and administrative expenses	5,088	5,527	17,393	12,783

Loss from operations	(2,358)	(1,424)	(8,187)	(1,449)
Interest income	(49)	(7)	(139)	(7)
Interest expense - PC Mall commercial line of credit	—	369	—	1,329
Interest income - PC Mall commercial line of credit	—	(369)	—	(1,329)

Loss before income taxes	(2,309)	(1,417)	(8,048)	(1,442)
Provision (benefit) for income taxes	—	(525)	5,350	(535)

Net loss	$(2,309)	$(892)	$(13,398)	$(907)

Net loss per share:
Basic	$(0.13)	$(0.06)	$(0.76)	$(0.06)

Diluted	$(0.13)	$(0.06)	$(0.76)	$(0.06)

Weighted average shares outstanding:
Basic	17,738	15,155	17,576	14,385

Diluted	17,738	15,155	17,576	14,385

The accompanying notes are an integral part of these financial statements.

eCOST.com, Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2004	17,465	$17	$33,834	$(1,333)	$(11,238)	$21,280
Exercise of stock options	282	1	318	—	—	319
Stock-based compensation	—	—	—	375	—	375
Net loss	—	—	—	—	(13,398)	(13,398)

Balance at September 30, 2005	17,747	$18	$34,152	$(958)	$(24,636)	$8,576

The accompanying notes are an integral part of these financial statements.

eCOST.com, Inc.

STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(13,398)	$(907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	332	31
Deferred income taxes	5,350	(535)
Deferred rent	123	—
Stock-based compensation	375	1,381
Changes in operating assets and liabilities:
Accounts receivable	(3,041)	(1,232)
Inventories, net	(4,943)	(327)
Prepaid expenses and other current assets	(631)	(243)
Due to/from Affiliate, net	1,895	—
Other assets	(64)	(78)
Accounts payable	6,430	(322)
Accrued expenses and other current liabilities	112	165
Deferred revenue	(847)	367

Total adjustments	5,091	(793)

Net cash used in operating activities	(8,307)	(1,700)

Cash flows from investing activities:
Purchases of property and equipment	(1,512)	(125)
Sale of short-term investments	7,000	—

Net cash provided by (used in) investing activities:	5,488	(125)

Cash flows from financing activities:
Net repayment from Affiliate	—	4,291
Book overdraft	—	266
Net proceeds from initial public offering	—	18,690
Payments for deferred offering costs	—	(1,684)
Exercise of stock options	319	—

Net cash provided by financing activities	319	21,563

Net increase (decrease) in cash and cash equivalents	(2,500)	19,738
Cash and cash equivalents:
Beginning of period	8,790	—

End of period	$6,290	$19,738

Supplemental non-cash information: A warehouse construction allowance of $369 is excluded from the purchase of property and equipment for the nine months ended September 30, 2005.

The accompanying notes are an integral part of these financial statements.

eCOST.com, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited, in thousands, except per share data)

1. The Company and Summary of Significant Accounting Policies

The Company

eCOST.com, Inc. (“we” or “our”) is a leading multi-category online discount retailer of new, “close-out” and refurbished brand-name merchandise and operates in a single business segment, selling products primarily to customers in the United States. We were incorporated in Delaware in February 1999 as a wholly-owned subsidiary of PC Mall, Inc. (“Parent”). In September 2004, we completed an initial public offering (“IPO”) of 3,465 shares of our common stock, leaving our Parent with ownership of approximately 80.2% of the outstanding shares of our common stock. On April 11, 2005, our Parent distributed its remaining ownership interest in our company to its common stockholders (referred to as the “distribution” or the “spin-off”). For purposes of these financial statements and related notes, our former Parent and its wholly-owned subsidiaries excluding us are referred to as an “Affiliate.”

Basis of Presentation

For the three and nine months ended September 30, 2004, the statements of operations include expense allocations for certain corporate functions historically provided to us by our former Parent, including administrative services (accounting, human resources, tax services, legal and treasury), inventory management and order fulfillment, credit card processing, information systems, advertising services, and use of office space. These allocations were made on a specifically identifiable basis or using the relative percentages, as compared to our former Parent’s other businesses, of net sales, payroll, net cost of goods sold, square footage, headcount or other relevant measures. We have not made a determination of whether these expenses were comparable to those we could have obtained from an unrelated third party. In connection with our IPO, we entered into agreements with our former Parent to provide a variety of similar services under a fee arrangement for a specific term, some of which were amended commensurate with the spin-off. These services included inventory management and fulfillment through the date of distribution, administrative services such as accounting through the date of distribution, human resources, payroll and information services. The financial results for the three and nine months ended September 30, 2005 reflect these contractual service arrangements, as amended.

Our accompanying unaudited financial statements for the three and nine months ended September 30, 2005 and 2004 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The financial statements include all normal recurring adjustments which we believe are necessary to fairly state our financial position, however, these results are not necessarily indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Liquidity

Historically, prior to the IPO, our primary sources of financing came from cash flows from operations and investments from our former Parent. In September 2004, we completed an IPO of 3,465 shares of our common stock, which yielded net proceeds of approximately $16,700 after underwriting discounts, commissions and offering expenses. Since completion of the IPO, we have performed our own cash management functions.

We have an asset-based line of credit of up to $15,000 with a financial institution, which is collateralized by substantially all of our assets. Borrowings under the facility are limited to a percentage of inventory and accounts receivable. As of September 30, 2005, we had no borrowings under the line of credit. The credit facility contains standard terms and conditions customarily found in similar facilities offered to similarly situated borrowers. The credit facility limits our ability to make acquisitions above pre-defined dollar thresholds, requires proceeds from any future stock issuances to repay outstanding amounts under the facility, and has as its sole financial covenant a minimum tangible net worth requirement. As of September 30, 2005, we are in compliance with the sole financial covenant. The credit facility will mature in March 2007.

Although no assurances can be provided, we believe that current working capital, together with cash flows from operations and borrowings available under the credit facility will be adequate to support our current operating plans for the next 12 months. However, our need for cash is dependant on our operating activities and if we do not maintain or increase sales or control expenses, we will require additional cash. We will continue to evaluate our liquidity on an ongoing basis and may decide to pursue additional financing dependant upon the cost, terms and availability of funds. There can be no assurance that such additional financing will be available. If it is available, it may be senior to our common stock and dilutive to shareholders.

Inventories

Inventories consist primarily of finished goods, and are stated at the lower of cost (determined under the first-in, first-out method) or market. Additionally, we do not record revenue and related cost of goods sold until delivery. As such, inventories include goods-in-transit to customers at September 30, 2005 and December 31, 2004 of $952 and $1,794, respectively. Inventory reserves are established based upon our view of potential diminution in values due to inventories that are potentially slow moving or obsolete, potential excess levels of inventory or values assessed at potentially lower than cost.

Stock-Based Compensation

We have adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As permitted by SFAS 148, we continue to measure compensation cost in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations, and provide pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair-value method had been applied. Accordingly, we do not record compensation expense on issuance of stock options to employees for options granted at the then-current market value at the date of grant.

The following table presents the effect on “Net loss” of recognizing stock-based compensation cost as if the fair valued based method had been applied to all outstanding and unvested stock options for each of the periods presented (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss — as reported	$(2,309)	$(892)	$(13,398)	$(907)
Less: compensation expense as determined under SFAS 123, net of related taxes	(737)	(756)	(2,152)	(861)
Add: stock-based compensation expense included in reported net income, net of related taxes	125	809	325	869

Net loss — pro forma	$(2,921)	$(839)	$(15,225)	$(899)

Basic net loss per share — as reported	$(0.13)	$(0.06)	$(0.76)	$(0.06)

Basic net loss per share — pro forma	$(0.16)	$(0.06)	$(0.87)	$(0.06)

Diluted net loss per share — as reported	$(0.13)	$(0.06)	$(0.76)	$(0.06)

Diluted net loss per share — pro forma	$(0.16)	$(0.06)	$(0.87)	$(0.06)

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Under APB 20, a change in accounting principle was recognized as a cumulative effect of accounting change in the income statement of the period of the change. SFAS 154 generally requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this standard to have a significant impact on our results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a significant impact on our results of operations, financial position or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. SFAS 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, double freight, re-handling costs and wasted material. SFAS 151 requires that these types of costs be recognized as current period expenses regardless of whether they meet the criteria of “so abnormal” as previously provided in ARB 43. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this standard to have a significant impact on our results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in our statements of operations. SFAS 123R requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model will be used in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The SEC extended the implementation date of SFAS 123R such that the effective date of the new standard for our financial statements is the first fiscal quarter of 2006. We have not yet determined the impact of adopting SFAS 123R on our results of operations or financial position however, the effect is expected to be significant.

2. Net Loss Per Share

Basic Earnings Per Share (“EPS”) excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method.

The computation of Basic and Diluted net loss per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss	$(2,309)	$(892)	$(13,398)	$(907)
Weighted average shares – Basic	17,738	15,155	17,576	14,385
Effect of dilutive stock options (a)	—	—	—	—

Weighted average shares – Diluted	17,738	15,155	17,576	14,385

Basic net loss per share	$(0.13)	$(0.06)	$(0.76)	$(0.06)

Diluted net loss per share	$(0.13)	$(0.06)	$(0.76)	$(0.06)

(a)	Potential common shares of 4,252 and 1,008 as of September 30, 2005 and 2004, respectively, have been excluded from the net loss per share computations because the effect of their inclusion would be anti-dilutive.

3. Stock-Based Compensation (share amounts not in thousands)

In March 2004, we granted an option under our 1999 Stock Incentive Plan (the “1999 Plan”) to purchase 560,000 shares of common stock to our Chief Executive Officer at an exercise price of $6.43 per share. This grant resulted in the recognition of deferred stock-based compensation based on the estimated deemed fair value of the common stock on the date of grant of $10.00. An aggregate of 25% of the shares of common stock subject to this option vested upon the completion of our IPO. The remainder of the shares of common stock subject to this option vests in equal quarterly installments over the three-year period following our IPO. We have recorded stock-based compensation charges of $125 and $375 for the three and nine months ended September 30, 2005, respectively, to reflect the amortization of this expense.

In accordance with the Employee Benefit Matters Agreement, dated September 1, 2004 related to our spin-off from PC Mall, all PC Mall stock options that were outstanding on the record date and unexercised on April 11, 2005, were converted to eCOST.com stock options based on a ratio equal to 1.2071 for each PC Mall option. This resulted in the issuance to PC Mall option holders of 2,715,552 eCOST.com options under our 2004 Stock Incentive Plan.

The following table summarizes information about the options that were issued to PC Mall option holders in conjunction with the spin-off from PC Mall as of September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.44 to $0.99	581,000	4.5	$0.82	581,000	$0.82
$1.00 to $1.99	594,000	6.5	$1.33	538,000	$1.32
$2.00 to $4.99	371,000	5.0	$3.28	337,000	$3.30
$5.00 to $7.99	758,000	8.8	$7.15	300,000	$7.18
$8.00 to $11.41	141,000	8.8	$9.17	45,000	$9.05

	2,445,000	6.7	$3.76	1,801,000	$2.70

In July 2005, we granted options to purchase an aggregate 732,500 shares of common stock under our 2004 Stock Incentive Plan to employees and non-employee directors at an exercise price of $3.68 per share. For 702,500 of these option grants, 25% of the shares of common stock under these option grants vest after one year, and the remainder of the shares vest in equal quarterly installments over the ensuing three-year period. For 30,000 of these option grants, the shares of common stock under these option grants vest in equal quarterly installments over the ensuing one-year period.

In August 2005, we granted options to purchase 30,000 shares of common stock under our 2004 Stock Incentive Plan to a non-employee director at an exercise price of $2.18 per share. The shares of common stock under this option grant vest in equal quarterly installments over the ensuing three-year period.

In October 2005, we granted options to purchase an aggregate 112,500 shares of common stock under our 2004 Stock Incentive Plan to employees at an exercise price of $1.83 per share. 25% of the shares of common stock under these option grants vest after one year, and the remainder of the shares vest in equal quarterly installments over the ensuing three-year period.

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

During 2003, we released the valuation allowance based on an assessment of both positive and negative evidence with respect to our ability to realize our deferred tax benefits. Specifically, at that time, our management considered current forecasts and projections supporting the future utilization of its deferred tax benefits, recent operating results and the fact that net operating losses were not limited with respect to their utilization and are available over a remaining carryover period of approximately 15 to 18 years.

Over the latter half of fiscal 2004 and into the first half of 2005, we incurred significant operating losses which to some extent were driven by costs and expenses associated with our IPO and spin-off from our former Parent. As of the second quarter of 2005, our revised forecasts indicated a deferral in the timing of profitability, and this caused greater uncertainty with respect to our ability to generate sufficient taxable income to utilize our deferred tax assets. As required under the provisions of SFAS 109, Accounting for Income Taxes, we evaluated both positive and negative evidence to determine whether the utilization of the deferred tax assets is more likely than not. Given our recent losses incurred and quarterly trend of operating losses and the inherent risk and uncertainty associated with our forecasts and projections, we determined that under the criteria of SFAS 109 it was not more likely than not that our deferred tax assets would be realized. Accordingly, we recorded a full valuation allowance against our net deferred tax assets during the second quarter of 2005, which resulted in a tax provision in that quarter of $6,500. We will continue to monitor all available evidence in accounting for this estimate and evaluate it on an ongoing basis.

5. Commitments and Contingencies

Leases

We sublease office space from our former Parent as more fully described in Note 7. Additionally, we lease 164,000 square feet for our fulfillment center in Memphis, Tennessee along with related warehouse equipment. Minimum annual rentals under such leases at September 30, 2005 are described below.

The following table sets forth our future contractual commitments as of September 30, 2005 (in thousands):

	Payment Due By Period
	Total	3 months remaining 2005	2006	2007	2008	2009	2010	Thereafter
Operating leases	$2,860	$109	$580	$621	$515	$515	$481	$39
Service agreements with our former Parent	440	120	320	—	—	—	—	—
Employment agreements	63	63	—	—	—	—	—	—

Total	$3,363	$292	$900	$621	$515	$515	$481	$39

Other Commitments and Contingencies

On July 12, 2004, we received correspondence from MercExchange LLC alleging infringement of MercExchange’s U.S. patents relating to e-commerce and offering to license its patent portfolio to us. On July 15, 2004, we received a follow-up letter from MercExchange specifying which of our technologies MercExchange believes infringe certain of its patents, alone or in combination with technologies provided by third parties. Some of those patents are currently being litigated by third parties, and we are not involved in those proceedings. In addition, three of the four patents identified by MercExchange are under reexamination at the U.S. Patent and Trademark Office, which may or may not result in the modification of those claims. In the July 15 letter, MercExchange also advised us that it has a number of applications pending for additional patents. MercExchange has filed lawsuits alleging infringement of some or all of its patents against third parties, resulting in settlements or verdicts in favor of MercExchange. At least one such verdict was appealed to the United States Court of Appeals for the Federal Circuit and was affirmed in part. Based on our investigation of this matter to date, we believe that our current operations do not infringe any valid claims of the patents identified by MercExchange in these letters. There can be no assurance, however, that such claims will not be material or adversely affect our business, financial position, results of operations or cash flows.

On September 9, 2005, our Executive Vice President and Chief Financial Officer (“CFO”) resigned. In connection with this resignation, we and our former CFO entered into a Severance and Release Agreement, pursuant to which our former CFO agreed to a general release of our company and our affiliates and we agreed to pay our former CFO a total of $147, consisting of $118 in severance and $29 representing the remaining amount of our former CFO’s 2005 guaranteed bonus, payable in biweekly installments through March 2006. This total amount is classified in the current period as a component of Selling, General and Administrative Expenses.

6. Commercial Lines of Credit

Prior to the IPO, we were a co-borrower with joint and several liability with PC Mall and certain of its other subsidiaries (the “Borrowing Group”) under an asset-based revolving credit facility (the “Parent Commercial Line of Credit”) and a Term Note. We did not directly utilize proceeds from the facility and effective upon the closing of our IPO, were released from all of our obligations. Because we were legally a borrower under the Parent Commercial Line of Credit and the Term Note, the

entire Parent obligation is reflected in the financial statements for periods prior to the IPO with equal amounts of interest income and expense recognized in the accompanying Statements of Operations.

We have an asset-based line of credit of up to $15,000 with a financial institution, which is collateralized by substantially all of our assets. The credit facility functions as a working capital line of credit with our borrowings restricted to a percentage of our inventory and accounts receivable. Outstanding amounts under the facility bear interest initially at the prime rate plus 0.25%. Beginning in 2006, outstanding amounts under the facility will bear interest at rates ranging from the prime rate to the prime rate plus 0.5%, depending on our financial results. The credit facility contains standard terms and conditions customarily found in similar facilities offered to similarly situated borrowers and has as its sole financial covenant a minimum tangible net worth requirement. As of September 30, 2005, we are in compliance with our sole financial covenant. The credit facility will mature in March 2007. As of September 30, 2005, we had no borrowings under our asset-based line of credit.

As of November 8, 2005, our Loan and Security Agreement with the financial institution with whom we have the credit facility was amended, reducing the minimum tangible net worth requirement from $7,000 to $5,000. In consideration, we are obligated to pay the financial institution an Amendment Fee of $113 and incremental service fees of $1 per month. In addition, the fee payable by us to the financial institution in the event of early termination of the credit facility was increased from 0.35% of the revolving loan limit (if termination occurs between the first and second anniversaries of the credit facility) or 0.20% of the revolving loan amount (if termination occurs after the second anniversary of the loan agreement) to 0.75% of the revolving loan amount, regardless of when the termination occurs.

7. Transactions with Affiliate

Since inception, our former Parent has provided various services such as administration, warehousing and distribution, information technology and use of its facilities to us. Immediately prior to the closing of the IPO, we entered into fixed-term fee agreements with our former Parent to provide for these services. The inventory management and order fulfillment agreement terminated upon completion of the spin-off. Our former Parent continues to provide us with information systems support, usage of telecommunications systems, hardware and software systems and other information technology services under an agreement with a term of two years expiring in September 2006, which either party may terminate with six months prior notice. The administrative services agreement was amended effective as of the date of the spin-off to reduce the fees and scope of services. Though the administrative services agreement expired in August 2005, we continue to receive certain services from our former Parent.

Direct and allocated costs charged from our former Parent included in the accompanying statements of operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Cost of goods sold (including cost of products, shipping and fulfillment)	$15,085	$36,133	$84,109	$100,641
Selling, general and administrative expenses	254	632	1,077	1,702

As of September 30, 2005, we had a net payable due to our Affiliate of $1,082 primarily related to fees incurred under the various service agreements described above and other miscellaneous transactions. In addition, accounts payable includes an amount due to our Affiliate of $809 for purchases of inventory.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report, including the Management’s Discussion and Analysis that follows, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. Forward looking statements in this report include, without limitation, statements regarding: our intention to merge with PFSweb and the expected benefits of such a merger; our deferred tax assets; the establishment of operations in the Philippines; the measures our management focuses on in evaluating the progress of our business; the principal drivers of our revenue; the critical accounting policies that affect the more significant judgments and estimates used in preparing our financial statements; the adequacy of our current working capital and other sources of liquidity to support our operations; future impacts of inflation on our operating results; our anticipated need to raise additional capital in the future for expansion of our operations and other purposes; and our future hiring needs and advertising and marketing expenditures. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and variations of these words and similar expressions generally identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Risk Factors” below and elsewhere in this report. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to, those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2004. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update or revise any of these forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

Overview

eCOST.com, Inc. (“we” or “our”) is a leading multi-category online discount retailer of high quality new, close-out and refurbished brand-name merchandise. We currently offer over 100,000 products in twelve primary merchandise categories, including computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games, travel, bed and bath, apparel and accessories, licensed sports gear and cellular/wireless. Additionally, we offer several other categories of products and services, including pet supplies and flowers through various affiliate relationships. We appeal to a broad range of consumer and small business customers through what we believe is a unique and convenient buying experience offering two shopping formats: every day low price and our proprietary Bargain Countdown™. This combination of shopping formats helps attract value-conscious customers looking for high quality products at low prices to our eCOST.com website. Additionally, we offer a fee-based membership program to develop customer loyalty by providing subscribers exclusive access to preferential offers. We also provide rapid response customer service utilizing a strategically located distribution center and third-party fulfillment providers, as well as customer support from online and on-call sales representatives. We offer suppliers an efficient sales channel for merchandise in all stages of the product life cycle. We carry products from leading manufacturers such as Apple, Canon, Citizen, Denon, Hewlett-Packard (“HP”), Nikon, Onkyo, Seiko and Toshiba and have access to a broad and deep selection of merchandise, including new, deeply discounted close-out and refurbished merchandise.

We were incorporated in Delaware in February 1999, as a wholly-owned subsidiary of PC Mall, Inc. In September 2004, we completed an initial public offering (“IPO”) of 3,465,000 shares of our common stock, leaving PC Mall with ownership of approximately 80.2%. On April 11, 2005, PC Mall distributed its remaining ownership interest in our company to its common stockholders by means of a special dividend.

Basis of Presentation

Our statements of operations for the three and nine months ended September 30, 2004 include expense allocations for certain corporate functions historically provided to us by PC Mall, including administrative services (accounting, human resources, tax services, legal and treasury), inventory management and order fulfillment, credit card processing, information systems operation and administration, advertising services, and use of office space. These allocations were made on a specifically identifiable basis or using the relative percentages, as compared to PC Mall’s other businesses, of net sales, payroll, net cost of goods sold, square footage, headcount or other. We have not made a determination of whether these expenses were comparable to those that could have been obtained from an unrelated third party. In connection with our IPO, we entered into agreements with an Affiliate to provide similar services under a fee arrangement for a specific term and these services included inventory management and fulfillment through date of distribution, administrative services such as accounting through date of distribution, human resources, payroll and information services. The scope and cost of some of these services was reduced commensurate with the spin-off. The financial results for the three and nine months ended September 30, 2005 reflect these contractual service arrangements, as amended.

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

Revenue Recognition. We adhere to the revised guidelines and principles of sales recognition described in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Under SAB 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for the sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Under these guidelines, we recognize a majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, upon receipt of the product by the customer. For all product sales shipped directly from suppliers to customers, we are the primary obligor in the transaction, and we take title to the products sold upon shipment, bear credit risk, and bear inventory risk for returned products that are not successfully returned to suppliers; therefore, we recognize these revenues as gross sales. Sales are reported net of estimated returns and allowances, coupon redemptions, credit card fraud and chargebacks, all of which are estimated based upon recent historical information such as return and redemption rates, and fraud and chargeback experience. Management also considers any other current information and trends in making estimates. Our coupon redemptions are based upon the quantity of eligible orders transacted during the period and the estimated redemption rate, using historical experience rates for similar products or coupon amounts. Estimated redemption rates and the related coupon expense and liability are regularly adjusted as actual coupon redemptions for the programs are processed. If sales returns, allowances, discounts, coupon redemptions, credit card fraud and chargebacks are greater than estimated by management, additional expense may be incurred. Additionally, our revenues include commissions for travel, cellular/wireless services and other products and services provided under arrangements with third party providers for customers who link through our eCOST.com website.

Allowance for Doubtful Accounts Receivable. We maintain an allowance for doubtful accounts receivable based upon estimates of future collection using the specific identification method. We extend credit to our business customers based upon an evaluation of each business customer’s financial condition and credit history, and generally do not require collateral. Our business customers’ financial conditions and credit and payment histories are evaluated in determining the adequacy of our allowance for doubtful accounts. We also maintain an allowance for uncollectible vendor receivables which arise from vendor rebate programs, price protections and other promotions. We determine the sufficiency of the vendor receivable allowance based upon various factors, including payment history. Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs. If our estimated allowances for uncollectible accounts or vendor receivables subsequently prove insufficient, additional allowance may be required.

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

Income Taxes. PC Mall will file a consolidated federal income tax return and a combined state income tax return that will include our operating results for year ending December 31, 2005. This will no longer be the practice after this year end. We assess the recoverability of deferred tax assets and the need for a valuation allowance on an ongoing basis. In making this assessment, we consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that all of the net deferred assets will be realized in future periods. This assessment requires significant judgment and is based upon a number of factors including recent operating results, estimates involving projections of future taxable income, the nature of current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the availability of deferred tax assets. During 2003, we released the valuation allowance based on an assessment of both positive and negative evidence with respect to our ability to realize our deferred tax benefits. Specifically, at that time, our management considered current forecasts and projections supporting the future utilization of its deferred tax benefits, recent operating results and the fact that net operating losses were not limited with respect to their utilization and are available over a remaining carryover period of approximately 15 to 18 years. Over the latter half of fiscal 2004 and into the first half of 2005, we incurred significant operating losses which to some extent were driven by costs and expenses associated with our IPO and spin-off from our former Parent. As of the second quarter of 2005, our revised forecasts indicated a deferral in the timing of profitability, and this caused greater uncertainty with respect to our ability to generate sufficient taxable income to utilize our deferred tax assets. As required under the provisions of SFAS 109, Accounting for Income Taxes, we evaluated both positive and negative evidence to determine whether the utilization of the deferred tax assets is more likely than not. Given our recent losses incurred and quarterly trend of operating losses and the inherent risk and uncertainty associated with our forecasts and projections, we determined that under the criteria of SFAS 109 it was not more likely than not that our deferred tax assets would be realized. Accordingly, we recorded a full valuation allowance against our net deferred tax assets during the second quarter of 2005, which resulted in a tax provision in that quarter of $6.5 million. We will continue to monitor all available evidence in accounting for this estimate and evaluate it on an ongoing basis.

Our Relationship with and Separation from PC Mall

As a subsidiary of PC Mall, we were allocated a charge for services provided by PC Mall, including administrative services (accounting, human resources, tax services, legal and treasury), inventory management and order fulfillment, credit card processing, information systems operation and administration, advertising services, and use of office space. Immediately prior to the closing of the IPO, we entered into fixed-term, fee agreements with PC Mall to provide for these services and, commensurate with the distribution, reduced the scope of some of these services. The administrative services agreement was amended effective as of the date of the spin-off to reduce the scope of services and monthly fees and though it expired in August 2005, we continue to receive certain administrative services under this agreement. PC Mall provides us with usage of its telecommunications systems, hardware and software systems, information technology services and related support services under an agreement with a term of two years expiring in September 2006, which either party may terminate with six months prior notice. The inventory management and order fulfillment agreement terminated upon completion of the spin-off. Additionally, we entered into certain product purchase arrangements with PC Mall which afforded us the facility for a limited time, to procure certain products from PC Mall under agreed contractual terms.

Results of Operation

Consumer sales represented 51% and 65% of total net sales for the three months ended September 30, 2005 and 2004, respectively, and 58% and 64% for the nine months ended September 30, 2005 and 2004, respectively. Business sales represented 49% and 35% of our total net sales for the three months ended September 30, 2005 and 2004, respectively, and 42% and 36% for the nine months ended September 30, 2005 and 2004, respectively. The business sales growth was due to increased sales per account relationship manager compared to the same periods a year ago. No single customer accounted for more than 3% of our total net sales for the nine months ended September 30, 2005. Our revenue is dependant in part on sales of HP and HP-related products which represented 27% of our net sales in 2004 and 28% of our net sales for the nine months ended September 30, 2005. We also generate commission-based revenue for certain products and other marketing and promotional services generated through our eCOST.com website. We use third party fulfillment providers to supply the travel services (such as flights, hotels and rental cars), downloadable software, cellular phones and service and various other products and services. For these products and services, we do not have inventory risk or pricing control and do not provide customer service. Therefore, for these sales we are not considered to be the primary obligor, and record only our commission as revenue. We believe there is a certain level of seasonality in our business, reflecting fluctuations in online commerce and the general pattern of peak sales for the retail industry during the holiday shopping season.

We believe that the principal drivers of our revenue consist of the average order value placed by our customers, the number of orders placed by both existing and new customers, special offers we make available that result in incremental orders, our ability to attract new customers and advertising that impacts the aforementioned drivers of our revenue. Our net sales have declined sequentially for the last three quarters, primarily as a result of declines in the number of orders placed, less efficient advertising, fulfillment center issues and seasonality. Our ability to achieve profitability and maintain adequate liquidity is substantially dependant on improving gross margins and improving sales.

Cost of goods sold primarily consists of the cost of the product, inbound and outbound shipping, and fixed and variable fulfillment costs charged to us by PC Mall through the spin-off and directly incurred by us through the utilization of our Memphis distribution facility. Cost of goods sold is reduced by certain vendor consideration, such as co-op advertising funds. For the three months ended September 30, 2005 and 2004, we derived approximately 82% and 88% of our net sales, respectively, from products sold out of our own inventory or, prior to the spin-off, PC Mall’s inventory. For the nine months ended September 30, 2005 and 2004, we derived approximately 85% and 88% of our net sales, respectively, from products sold out of our own inventory, or prior to the spin-off, PC Mall’s inventory. We purchased the remaining inventory from virtual warehouse distribution suppliers.

Our gross profit margins are impacted by a number of factors. Product margins are typically higher for consumer sales than for business sales and vary by category of merchandise. Gross profit margin may also be impacted by various additional factors, including the introduction of new product categories, the relative mix of sales among our product categories, pricing of products by our vendors, fluctuations in key vendor support programs and price protection, pricing strategies, promotional programs including freight, market conditions, packaging, excess and obsolete inventory charges, and other factors.

Selling, general and administrative (“SG&A”) expenses consist primarily of advertising expenses, including online marketing activities and the costs of catalog production; personnel costs; fixed costs such as rent, common area maintenance and depreciation; variable costs such as credit card processing charges, bad debt expenditures, legal and accounting fees, and service fees from PC Mall; and other costs. As a result of our IPO and our recent spin-off from PC Mall, we have incurred and expect that we will continue to incur additional general and administrative expenses related to operating as a stand-alone public company, such as increased legal and accounting expenses, increased executive compensation, personnel and employee benefit costs; investor relations costs; non-employee director costs and higher insurance premiums.

Selected Operating Data

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Total customers (1)	1,343,989	949,056	1,343,989	949,056
Active customers (2)	507,029	389,133	507,029	389,133
New customers (3)	56,668	88,147	257,128	228,634
Number of orders (4)	102,022	140,468	415,417	376,828
Average order value (5)	$389	$320	$338	$331
Advertising expense (6)	$1,307,000	$1,377,000	$4,784,000	$3,878,000

(1)	Total customers have been calculated as the cumulative number of customers for which orders have been taken from our inception to the end of the reported period.

(2)	Active customers consist of the number of customers who placed orders during the 12 months prior to the end of the reported period.

(3)	New customers represent the number of persons who established a new account and placed an order during the reported period.

(4)	Number of orders represents the total number of orders shipped during the reported period (not reflecting returns).

(5)	Average order value has been calculated as gross sales divided by the total number of orders during the period presented. The impact of returns is not reflected in average order value.

(6)	Advertising expense includes the total dollars spent on advertising during the reported period, including Internet, direct mail, print and e-mail advertising, as well as customer list enhancement services.

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Net Sales. Net sales for the three months ended September 30, 2005 were $38.2 million, a decrease of $5.2 million, or 12%, from the comparable prior year period. The sales decline was primarily due to a 27% decrease in the number of orders, partially offset by a 22% increase in the average order value. Additionally, consumer sales decreased 30% from the three months ended September 30, 2004 when compared to the same period in 2005. On a product category level, the sales decline was primarily due to a $4.7 million decrease in the computer hardware and software category, a $0.9 million decrease in home electronics, offset by a $0.3 million increase in video games.

Gross Profit. Gross profit for the three months ended September 30, 2005 was $2.7 million, a decrease of $1.4 million, or 33% from the comparable prior year period. The decrease in gross profit resulted from the increased costs of running our own distribution center, increased freight costs and increased customer returns. Gross profit as a percentage of sales decreased to 7.1% from 9.5% in the comparable prior year period, primarily due to the result of a higher proportion of sales to business customers which carry lower gross margins than consumer sales, increased freight costs, and the fulfillment operation issues cited above. Gross profit may be influenced from period to period by changes in vendor support programs (including price protection, rebates and return policies), product mix, pricing strategies, competition and other factors.

Selling, General and Administrative Expenses. SG&A expenses for the three months ended September 30, 2005 were $5.1 million, a decrease of $0.4 million, or 8% from the comparable prior year period. SG&A expense for the three months ended September 30, 2005 and 2004 included approximately $0.1 million and $1.3 million, respectively, of stock-based compensation charges. Excluding these stock-based compensation charges, SG&A expense for the three months ended September 30, 2005 increased $0.7 million, or 17% over the comparable prior year period. The increase was primarily due to additional personnel costs of $0.7 million (excluding the stock-based compensation charges discussed previously) related to operating as a stand-alone company. As a percentage of net sales, SG&A expenses for the three months ended September 30, 2005 were 13%, versus 10% in the comparable prior year period (excluding the stock-based compensation charges discussed previously) and was primarily due to the increased personnel costs.

Interest Income. Interest income for the three and nine months ended September 30, 2005 reflects interest earned on the investment of our net IPO proceeds in investment-grade, interest-bearing, marketable securities. “Interest expense-PC Mall commercial line of credit” is offset in the reported period by “Interest income-PC Mall commercial line of credit.” These amounts were calculated based on the monthly applicable prime rate multiplied by the cumulative balance due to PC Mall, net of approximately one month’s inventory purchases (to approximate standard vendor terms).

Income Tax Provision. As we recorded a valuation allowance for the full amount of our deferred tax asset at June 30, 2005, no additional income tax benefit was recorded during the three months ended September 30, 2005. We recorded an income tax benefit for the three months ended September 30, 2004 of $0.5 million. The tax benefit in September 30, 2004 was calculated utilizing an effective tax rate of 37.1%.

Net Loss. Our net loss was $2.3 million, or $0.13 per share, for the three months ended September 30, 2005, compared to a net loss of $0.9 million, or $0.06 per share, for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Net Sales. Net sales for the nine months ended September 30, 2005 were $134.3 million, an increase of $13.9 million, or 12%, over the comparable prior year period. The sales increase was primarily the result of an increase of 10% in the number of orders. Additionally, business sales increased 31% from the nine months ended September 30, 2004 when compared to the same period in 2005. On a product category level, the sales increase was primarily due to a $10.2 million increase in the computer hardware and software category, a $5.0 million increase in home electronics, a $0.9 million increase in video games, offset by a $2.0 million decrease in digital imaging.

Gross Profit. Gross profit for the nine months ended September 30, 2005, was $9.2 million, a decrease of $2.1 million, or 18.8% from the comparable prior year period. The decrease in gross profit resulted from the additional costs of running our own distribution center, the increase in customer returns and additional freight costs. Gross profit as a percentage of sales decreased to 6.9% from 9.4% in the comparable prior year period, primarily due to the result of a higher proportion of sales to business customers, which carry lower gross margins than consumer sales, increased freight costs, and the fulfillment operation issues cited above. Gross profit may be influenced from period to period by changes in vendor support programs (including price protection, rebates and return policies), product mix, pricing strategies, competition and other factors.

Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 2005 were $17.4 million, an increase of $4.6 million, or 36% over the comparable prior year period. SG&A expense for the nine months ended

September 30, 2005 and 2004 included approximately $0.4 million and $1.4 million, respectively, of stock-based compensation charges. Excluding these stock-based compensation charges, SG&A expense for the nine months ended September 30, 2005 increased $5.6 million, or 49% over the comparable prior year period. The increase was primarily related to our operating as a stand-alone company, including additional personnel costs of $3.6 million (excluding the stock-based compensation charges discussed previously), an increase of $1.2 million in fixed costs such as rent, common area maintenance and depreciation, and an increase of $0.9 million in advertising costs. As a percentage of net sales, SG&A expenses in the nine months ended September 30, 2005 were 13% compared to 9% in the comparable prior year period (excluding the stock-based compensation charges discussed previously).

Interest Income or Expense. Interest income for the nine months ended September 30, 2005 reflects interest earned on the investment of our net IPO proceeds in investment-grade, interest-bearing, marketable securities. “Interest expense-PC Mall commercial line of credit” is offset in the reported period by “Interest income-PC Mall commercial line of credit.” These amounts were calculated based on the monthly applicable prime rate multiplied by the cumulative balance due to PC Mall, net of approximately one month’s inventory purchases (to approximate standard vendor terms).

Income Tax Provision. We recorded an income tax provision for the nine months ended September 30, 2005 of $5.4 million and a tax benefit of $0.5 million for the nine months ended September 30, 2004. Under FAS 109, we continuously evaluate whether the utilization of our deferred tax assets is more likely than not. Based upon the review of both positive and negative evidence, during the second quarter of 2005, we provided a valuation allowance of $6.5 million against our net operating losses included in our deferred tax asset. This offsets the prior tax benefit recorded during the first quarter of 2005 of $1.1 million, included in our deferred tax asset. We will continue to evaluate this asset on an ongoing basis. The tax benefit in September 30, 2004 was calculated utilizing an effective tax rate of 37.1%.

Net Loss. Our net loss after taking the income tax provision discussed above was $13.4 million, or $0.76 per share, for the nine months ended September 30, 2005 compared to a net loss of $0.9 million, or $0.06 per share, for the nine months ended September 30, 2004.

Liquidity and Capital Resources

Historically, our primary sources of financing came from cash flows from operations and investments from PC Mall. Prior to our IPO in September 2004, we participated in PC Mall’s cash management program whereby our trade cash receipts were handled by PC Mall and swept daily from our account with such cash re-advanced by PC Mall for our working capital needs. In April 2004, PC Mall extended a line of credit to us of up to $10.0 million for necessary working capital requirements, which obligation terminated upon completion of our IPO. In September 2004, we completed an initial public offering of 3,465,000 shares of our common stock, which yielded net proceeds of $16.7 million after underwriting discounts, commissions and offering expenses. Since the completion of our IPO, we have performed our own cash management functions.

The following table sets forth elements of our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2005	2004
Net cash used in operating activities	$(8,307)	$(1,700)
Net cash provided by (used in) investing activities	5,488	(125)
Net cash provided by financing activities	319	21,563

The primary factors that affected our cash flow from operations were our year-to-date operating losses and increases in our inventory and receivables balances, offset by higher payables and accrued expenses. We expect a net usage of cash in operating activities for the next twelve months.

Accounts receivable, which include trade, credit card and vendor receivables, increased to $5.1 million at September 30, 2005, from $2.0 million at December 31, 2004, primarily due to additional receivables billed under our cooperative vendor marketing programs. These vendor marketing programs had previously been combined with PC Mall who billed, collected and allocated us a proportionate share of this income but retained the credit risk. Inventories, which include products purchased for resale, net of provision, and product shipped but not yet received by our customers, increased to $6.7 million at September 30, 2005, from $1.8 million at December 31, 2004, reflecting the stocking of product at our warehouse as we assumed responsibility for order fulfillment in conjunction with the spin-off. Accounts payable increased to $7.0 million at September 30, 2005, from $0.6 million at December 31, 2004 as we began purchasing inventory directly from product vendors subsequent to the spin-off.

We have an asset-based line of credit of up to $15 million with a financial institution, which is collateralized by substantially all of our assets. Borrowings under the facility are limited to a percentage of our inventory and accounts receivable. Outstanding amounts under the facility bear interest initially at the prime rate plus 0.25%. Beginning in 2006, outstanding amounts under the facility will bear interest at rates ranging from the prime rate to the prime rate plus 0.5%, depending on our financial results. The credit facility contains standard terms and conditions customarily found in similar facilities offered to similarly situated borrowers. The credit facility limits our ability to make acquisitions above pre-defined dollar thresholds, requires us to use the proceeds from any future stock issuances to repay outstanding amounts under the facility, and has as its sole financial covenant a minimum tangible net worth requirement. As of September 30, 2005, we are in compliance with our sole financial covenant. The credit facility will mature in March 2007. As of September 30, 2005, we had no borrowings under our asset-based line of credit. As of November 8, 2005, our Loan and Security Agreement with the financial institution with whom we have the credit facility was amended, reducing the minimum tangible net worth requirement from $7 million to $5 million. In consideration, we are obligated to pay the financial institution an Amendment Fee of $112,500 and incremental service fees of $1,000 per month. In addition, the fee payable by us to the financial institution in the event of early termination of the credit facility was increased from 0.35% of the revolving loan limit (if termination occurs between the first and second anniversaries of the credit facility) or 0.20% of the revolving loan amount (if termination occurs after the second anniversary of the loan agreement) to 0.75% of the revolving loan amount, regardless of when the termination occurs.

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

Contractual Obligations

The following table sets forth our future contractual obligations and other commercial commitments as of September 30, 2005 (in thousands):

	Payment Due By Period
	Total	3 months remaining 2005	2006	2007	2008	2009	2010	Thereafter
Operating leases	$2,860	$109	$580	$621	$515	$515	$481	$39
Service agreements with PC Mall	440	120	320	—	—	—	—	—
Employment agreements	63	63	—	—	—	—	—	—

Total	$3,363	$292	$900	$621	$515	$515	$481	$39

At the IPO, we entered into agreements with PC Mall for a variety of services such as administrative services, office space, inventory management and order fulfillment, information systems operation and administration, employee benefits, intellectual property matters, and other ongoing relationships. Our inventory management and order fulfillment agreement expired upon completion of the spin-off on April 11, 2005. The administrative services agreement was amended and reduced in scope and fees in March 2005 and expired in August 2005. PC Mall continues to provide us with information systems support, usage of telecommunications systems, hardware and software systems and other information technology services under an agreement which expires in September 2006 or which either party may terminate with six months prior notice. A more detailed discussion of these agreements with PC Mall is contained under the heading “Certain Relationships and Related Transactions” in our Annual Report on Form 10-K/A for year the ended December 31, 2004.

In January 2005, we signed a lease for our own fulfillment center located in Memphis, Tennessee. We took occupancy in April 2005 and are committed under a lease term of 70 months. The amortized lease expense commenced in April and our aggregate payment obligations over the next twelve months are $348,300. In addition, we lease certain warehouse equipment used in operations at the Memphis fulfillment center.

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

We have reported a net loss for the quarter ended September 30, 2005 of $2.3 million and had an accumulated deficit of $24.6 million at September 30, 2005. We do not expect to achieve profitability until at least 2006 and may not be able to achieve or maintain profitability on a quarterly or annual basis. Our ability to achieve or maintain profitability depends on a number of factors, including our ability to:

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

We anticipate that we may need to raise additional capital in the future if our potential transaction with PFSweb does not occur. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will experience dilution of their ownership interests. Our agreements with PC Mall will limit our ability to issue our equity securities in the future without PC Mall’s consent for up to three years following the distribution. For a description of these limitations, please see “Risks Relating to our Relationship with PC Mall.” Our failure to obtain additional financing or our inability to obtain financing on acceptable terms could require us to incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute the ownership interests of existing stockholders, scale back our operations, or fail to address opportunities for expansion or enhancement of our operations.

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

Some of the products we sell on our website are characterized by rapid technological change, obsolescence and price erosion (for example, computer hardware, software and consumer electronics), and because the distribution center may sometimes stock large quantities of particular types of inventory, inventory reserves may be required or may subsequently prove insufficient and additional inventory write-downs may be required.

Our ability to offer a broad selection of products at competitive prices is dependent on our ability to maintain existing and build new relationships with manufacturers and vendors. We do not have long-term agreements with our manufacturers or vendors and some of our manufacturers and vendors compete directly with us.

We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources, all of whom we consider our vendors. We have historically relied on PC Mall for substantially all of our vendor relationships. We currently offer products on our website from over 1,000 third-party manufacturers. We do not have any long-term agreements with any of these vendors. Any agreements with vendors governing our purchase of products are generally terminable by either party upon 30 days’ notice or less. In general, we agree to offer products on our website and the vendors agree to provide us with information about their products and honor our customer service policies. As we have recently transitioned to performing inventory management and order fulfillment functions on our own, we will need to continue to build our own relationships with vendors and obtain favorable product pricing and vendor consideration. If we do not maintain relationships with vendors on acceptable terms, including favorable product pricing and vendor consideration, we may not be able to offer a broad selection of products or continue to offer products at competitive prices, and customers may choose not to shop at our website. In addition, some vendors may decide not to offer particular products for sale on the Internet, and others may avoid offering their new products to retailers such as us who offer a mix of close-out and refurbished products in addition to new products. From time to time, vendors may terminate our right to sell some or all of their products, change the applicable terms and conditions of sale or reduce or discontinue the incentives or vendor consideration that they offer us. Any such termination or the implementation of such changes could have a negative impact on our operating results. Additionally, some products are subject to manufacturer or distributor allocation, which limits the number of units of those products that are available to us and other resellers.

Our revenue is dependent in part on sales of HP and HP-related products, which represented 27% of our net sales in 2004 and 28% of our net sales for the nine months ended September 30, 2005.

We are dependent on the success of our advertising and marketing efforts, which are costly and may not achieve desired results, and on our ability to attract customers on cost-effective terms.

Our revenues are influenced by our ability to advertise and market our products effectively. Increases in the costs of advertising and marketing, including costs of online advertising, paper and postage costs, costs and fees of third-party service providers and the costs of complying with applicable regulations, may limit our ability to advertise and market our business without impacting our financial results. If our advertising and marketing efforts prove ineffective or do not produce a sufficient level of sales to cover their costs, or if we decrease our advertising or marketing activities due to increased costs, restrictions enacted by regulatory agencies or for any other reason, our revenues and profit margins may decrease. Our success depends on our ability to attract customers on cost-effective terms. We have relationships with online services, search engines, shopping engines, directories and other websites and e-commerce businesses through which we provide advertising banners and other links that direct customers to our website. We expect to rely on these relationships as significant sources of traffic to our website and to generate new customers. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers on a cost-effective basis could be harmed. In addition, certain of our existing online marketing agreements require us to pay fixed placement fees or fees for directing visits to our website, neither of which may convert into sales.

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

Prior to the completion of the spin-off, PC Mall accounted for our business for financial reporting purposes as a segment within its consolidated financial statements. The historical financial information we have included in this report does not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity and not part of PC Mall’s consolidated group during the periods presented. The historical costs and expenses reflected in our financial statements include charges for certain corporate functions historically provided by PC Mall, including administrative services (accounting, human resources, tax services, legal and treasury), inventory management and order fulfillment, credit card processing, information systems operation and administration, advertising services and use of office space. These allocated charges were based on what were considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. We have not made a determination of whether these expenses are comparable to those we could have obtained from an unrelated third party. The historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. Charges include, for instance, increased costs for leases, senior management, insurance, technology software and support, employee benefits, financing and increased costs associated with being a publicly traded, stand-alone company.

The loss of key personnel or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

Our performance is substantially dependent on the continued services and the performance of our senior management, particularly our Chief Executive Officer, Adam Shaffer, and our President Gary Guy. Our performance will also depend on our ability to attract, hire and retain a qualified successor to Elizabeth Murray, who resigned as our Executive Vice President and Chief Financial Officer on September 9, 2005, and on our ability to retain and motivate other officers and key employees. We do not have employment agreements with any of our key executives other than Mr. Shaffer. We do not maintain “key person” life insurance policies on any of our key employees. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and we may not be able to successfully grow our business if we are unable to successfully attract, assimilate or retain sufficiently qualified personnel, including a new CFO.

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

Our business is moderately seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a larger portion of our revenues occur during our first and fourth fiscal quarters. We believe that our historical revenue growth makes it difficult to predict the effect of seasonality on our future revenues and results of operations. In anticipation of increased sales activity during the first and fourth quarters, we incur additional expenses, including higher inventory and staffing costs. If sales for the first and fourth quarters do not meet anticipated levels, then increased expenses may not be offset which could decrease our profitability. If we were to experience lower than expected sales during our first or fourth quarter, for any reason, our financial results and liquidity would be harmed.

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

Our headquarters, customer service center and the majority of our infrastructure, including computer servers, are located in California, an area that is susceptible to earthquakes and other natural disasters. Our new distribution facility, located in Memphis, Tennessee, houses substantially all of the product inventory from which a substantial majority of our orders are shipped. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable problems could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders in a timely manner, or at all. Our systems are not fully redundant, and we do not have duplicate geographic locations or earthquake insurance. California has in the past experienced power outages as a result of limited electrical power supplies. These outages may recur in the future and could disrupt the operation of our business. Because our inventory and distribution facility is located in an area that is susceptible to harsh weather, a major storm, heavy snowfall or other similar event could prevent us from delivering products in a timely manner. We currently have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur.

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

If we do not successfully enhance our website and processing systems to accommodate higher levels of traffic and changing customer demands, we could lose customers and our revenues could decline.

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

We have generated the substantial majority of our revenues during the past five years from the sale of computer hardware, software and accessories and consumer electronics products. In the past 18 months we launched several new product and service categories, including digital imaging, watches and jewelry, housewares, DVD movies, video games, travel, bed and bath, apparel and accessories, licensed sports gear and cellular/wireless, many of which are provided through affiliate relationships. While our merchandising platform has been incorporated into and tested in the online computer and consumer electronics retail markets, we cannot predict with certainty whether it can be successfully applied to other product categories. In addition, expansion of our business strategy into new product categories may require us to incur significant marketing expenses, develop relationships with new vendors and comply with new regulations. We may lack the necessary expertise in a new product category to realize the expected benefits of that new category. These requirements could strain our managerial, financial and operational resources. Additional challenges that may affect our ability to expand into new product categories include our ability to:

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

In addition, as a cost savings measure, we are in the process of transitioning certain of our operations to the Philippines, including a portion of our customer service functions. If we are unable to successfully execute our plans in the Philippines, including providing sufficient levels of customer service, our business will be harmed.

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

Our business is subject to political, economic and other risks associated with the Philippines.

In order to reduce costs, we have begun to shift certain of our operations to the Philippines, which subjects us to political, economic and other uncertainties, including expropriation, nationalization, renegotiation, or nullification of existing contracts, currency exchange restrictions and international monetary fluctuations. Furthermore, the Philippines has experienced violence related to guerrilla activity.

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

Risks Related to Proposed Merger with PFSweb

Our proposed merger with PFSweb is subject to satisfaction of numerous conditions and contingencies.

On November 10, 2005, we signed a non-binding letter of intent with PFSweb, Inc., which contemplates the merger of our company with PFSweb. The letter of intent provides that either party may discontinue negotiations with respect to the merger at any time prior to the execution of a definitive merger agreement. In addition, the parties’ ability to complete the merger is subject to a number of conditions and contingencies, including the following:

•	completion of due diligence examinations by both parties;

•	the negotiation of a definitive merger agreement on terms acceptable to both parties;

•	the approval of the parties’ respective boards of directors and shareholders; and

•	receipt of all necessary third party and governmental consents, approval and waivers.

We can give you no assurance that these and other conditions will ever be satisfied to allow us to complete the proposed merger.

If the proposed merger with PFSweb is not completed, we will have incurred substantial costs that may adversely affect our financial results and operations and the market price of our common stock.

We anticipate that we will incur substantial costs in connection with our proposed merger with PFSweb. These costs are primarily associated with the fees of our attorneys, accountants and financial advisors. In addition, the proposed merger will divert significant management resources in an effort to reach agreement on a definitive merger agreement. In addition, assuming a merger agreement is entered into, we will likely be subject to numerous restrictions on the conduct of our business pending closing. If the merger is not completed, we will have incurred significant costs, including diversion of management resources, for which we will have received little or no benefit. In addition, if the merger is not completed, we may experience negative reactions from the financial markets and our vendors, customers and employees. Each of these factors may adversely affect the trading price of our common stock and our financial results and operations.

We may not realize all of the anticipated benefits of the proposed merger.

Assuming that our proposed merger with PFSweb is eventually consummated, the ability of the parties to realize the anticipated benefits of the merger will depend, in part, on the ability of the parties to integrate their respective businesses. The combination of two independent companies is a complex, costly and time-consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected. The difficulties of combining the operations of the companies include, among others:

•	coordinating marketing functions;

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

We cannot assure you that the combination of our company and PFSweb will result in the realization of the full benefits anticipated from the proposed merger.

Risks Relating to Our Relationship with PC Mall

We currently rely to some extent on PC Mall’s operational and administrative infrastructure, and our ability to operate our business will suffer if we do not develop our own infrastructure quickly and cost-effectively.

We currently use the systems, processes and personnel of PC Mall to support some of our operations, including human resources and internal computing and telecommunication operations. As part of our transition to becoming a stand-alone company, we have focused resources in an effort to create our own operational and administrative infrastructure to replace most of the services PC Mall currently provides to us. We may not be successful in quickly and cost effectively implementing these systems or processes and transitioning data from PC Mall’s systems to our own. In addition to the costs associated with system upgrades, the transition to and implementation of new or upgraded hardware or software systems may result in system delays or failures. The management information systems we utilize are run on a HP3000 Enterprise System, and Hewlett-Packard has indicated that it will support this system until 2006, by which time we expect that we will need to seek third party support for such systems or upgrade our management information systems hardware and software. Any failure or significant downtime in the systems or processes provided to us by PC Mall could prevent us from taking customer orders, shipping products or billing customers. In addition, PC Mall’s and our systems and processes require the services of employees with extensive knowledge of these information systems and processes and the business environment in which we operate. In order to successfully implement and operate our systems and processes, we must be able to attract and retain a significant number of skilled employees. We may not be able to attract and retain the skilled personnel required to implement, maintain, and operate our information systems and processes.

In addition, we are currently a party to a systems support agreement with PC Mall that expires in September 2006. If we are unable to renew this agreement, enter into a similar agreement with a third party on commercially reasonable terms, or successfully develop or own systems support capability, our business will suffer.

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

It is our policy not to enter into derivative financial instruments. We do not have any significant foreign currency exposure since we do not transact business in foreign currencies. Therefore, we do not have significant overall currency exposure at September 30, 2005.

Item 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Vice President of Accounting and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Vice President of Accounting and Controller concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 27, 2004, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-115199). The Registration Statement covered the sale of 3,465,000 shares of our common stock at an offering price of $5.80 per share, which was completed on September 1, 2004. Our net proceeds of the offering were $16.7 million, after deducting underwriting discounts and commissions and our offering expenses. Through September 30, 2005, approximately $2 million of the net proceeds have been used for capital expenditures and approximately $8 million for working capital.

Item 5.	OTHER INFORMATION

The following item numbers correspond to the items under which the following matters would have been reported if included in a Form 8-K.

Item 1.01.	Entry into a Material Definitive Agreement.

On November 8, 2005, we entered into an amendment to our Loan and Security Agreement dated August 3, 2004 with Wachovia Capital Finance Corporation (Western) (formerly known as Congress Financial Corporation (Western)). Pursuant to the amendment, our obligation to maintain a tangible net worth of not less than $7,000,000 as of the last day of each month as a condition to our ability to receive loans and/or letter of credit accommodations under the agreement was decreased to $5,000,000. In addition, the monthly servicing fee payable to Wachovia was increased from $1,500 to $2,500, and the fee payable to Wachovia in the event of early termination of the agreement was increased from 0.35% of the revolving loan limit (if termination occurs between the first and second anniversaries of the loan agreement) or 0.20% of the revolving loan limit (if termination occurs after the second anniversary of the loan agreement) to 0.75% of the revolving loan limit, regardless of when the termination occurs. In connection with the amendment, we paid a $112,500 fee to Wachovia. A copy of the loan agreement amendment is attached hereto as Exhibit 10.13 and is incorporated by reference herein.

Item 8.01.	Other Events.

On November 10, 2005, we entered into a non-binding letter of intent with PFSweb, Inc., which contemplates the merger of our company with PFSweb. Pursuant to the proposed merger, PFSweb would issue to eCOST.com shareholders one PFSweb common share for each outstanding share of eCOST.com in a tax-free, share-for-share transaction. As a result, eCOST.com would become a wholly-owned subsidiary of PFSweb. The transaction is subject to due diligence, the execution of a definitive agreement, the approval of the parties’ respective boards of directors and shareholders and other customary conditions. Either party may discontinue negotiations of the merger at any time prior to the execution of the definitive merger agreement. Each party will bear its own expenses associated with the merger, including attorneys’ fees and fees of financial advisors. A copy of the letter of intent is attached hereto as Exhibit 99.1 and is incorporated by reference herein. For a discussion of certain of the risks associated with the proposed merger with PFSweb, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Risks Related to Proposed Merger with PFSweb.”

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number		Description

2.1		Master Separation and Distribution Agreement, dated September 1, 2004 (included as Exhibit 10.1 hereto) (4)

3.1		Amended and Restated Certificate of Incorporation (1)

3.2		Amended and Restated Bylaws (1)

10.1		Master Separation and Distribution Agreement, dated September 1, 2004 (4)

10.2		Tax Allocation and Indemnification Agreement, dated September 1, 2004 (4)

10.3		Employee Benefit Matters Agreement, dated September 1, 2004 (4)

10.4		Administrative Services Agreement, dated September 1, 2004 (4)

10.5		Product Sales, Inventory Management and Order Fulfillment Agreement, dated September 1, 2004 (4)

10.6		Information Technology Systems Usage and Services Agreement, dated September 1, 2004 (4)

10.7		AF Services Software License Agreement, dated September 1, 2004 (4)

10.8		Amended and Restated Sublease Agreement, dated September 1, 2004 (4)

10.9		Registration Rights Agreement with PC Mall, dated September 1, 2004 (4)

10.10		Registration Rights Agreement with Frank Khulusi, dated September 1, 2004 (4)

10.11	*	eCOST.com, Inc. 2004 Stock Incentive Plan and 2004 Non-employee Director Option Program (2)

10.12		Loan and Security Agreement with Congress Financial Corporation (Western), dated August 3, 2004 (3)

10.13		First Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation (Western) (formerly known as Congress Financial Corporation (Western)), dated November 8, 2005

10.14		Form of Indemnification Agreement with directors and executive officers (4)

10.15	*	Form of Notice of Stock Option Award and Stock Option Award Agreement under 2004 Stock Incentive Plan (4)

10.16	*	Form of Notice of Stock Option Award and Stock Option Award Agreement for Non-employee Directors under 2004 Stock Incentive Plan (4)

31.1		Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2		Certification of the Principal Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1		Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Principal Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Letter of Intent with PFSweb, Inc., dated November 10, 2005

*	The referenced exhibit is a compensatory contract, plan or arrangement

(1)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on July 26, 2004.

(2)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on July 2, 2004.

(3)	Incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-115199), filed with the SEC on August 3, 2004.

(4)	Previously filed.

(b) The following reports on Form 8-K were filed or required to be filed for the last quarter:

A report filed on August 9, 2005 described the registrant’s issuance of a press release setting forth its financial results for its second quarter ended June 30, 2005.

A report filed on August 26, 2005 described the resignation of a member of the registrant’s board of directors and the concurrent election of a new member.

A report filed on September 13, 2005 described the resignation of the registrant’s Executive Vice President and Chief Financial Officer and the appointment of an interim principal financial officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2005	eCOST.COM, INC.

	By:	/s/ Adam Shaffer
Adam Shaffer
Chief Executive Office and Chairman

(Duly Authorized Officer of the Registrant and Principal Executive Officer)